Form 10-K/A
period 1994-12-31
WESTERN MICRO TECHNOLOGY INC
filed 1995-05-01
CIK 715842

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-K/A

                                Amendment No. 1

(Mark One)

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended . . . . . . . . . . . . . . . . . . December 31, 1994

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from ____________________ to ____________________

Commission File Number   0-11560

                         WESTERN MICRO TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             California                                   94-2414428
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  12900 Saratoga Avenue, Saratoga, CA                       95070
(Address of principal executive offices)                  (Zip Code)

           (408) 725-1660
   (Registrant's telephone number,
        including area code)

          Securities registered under Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, Without Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES  [x]     NO  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $17,323,160 on February 28, 1995.

         The aggregate number of outstanding shares of Common Stock, without par value, of the registrant was 3,702,007 shares as of February 28, 1995.

         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as set forth herein:


                                    PART III


ITEM 11.         EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid to the Company's Chief Executive Officer, each of the Company's other executive officers and the Company's former Chief Executive Officer (the "named executive officers"), for the fiscal years ended December 31, 1994, 1993 and 1992.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long-Term
                                                                                  Compensa-
                                                                                     tion
                                                  Annual Compensation               Awards
                                          ------------------------------------    ----------

                                                                                  Securities
                                Fiscal                            Other Annual    Underlying      All Other
 Name and Principal Position     Year      Salary       Bonus     Compensation     Options       Compensation
- -----------------------------   ------    --------     -------    ------------    ----------     ------------
Ronald H. Mabry(1)                1994    $150,000     $75,000     $32,811(2)     300,000(3)           -
    Chairman of the Board,
    Chief Executive Officer,
    President and Secretary

P. Scott Munro                    1994    $171,234     $75,550                    100,000(3)       $3,414(4)
    President, Systems            1993    $146,853     $60,670                          0          $4,199
    Division                      1992     $92,894     $54,001                     35,000          $6,978

Nancy A. Angeli(5)                1994    $101,000      $4,857                     50,000(3)       $4,492(6)
    Chief Financial Officer       1993     $91,000      $6,191                          0          $1,450
    and Sr. Vice President,       1992     $71,556           0                      5,000             $33
    Finance
John H. Ashbaugh(7)               1994     $86,140     $10,000                     50,000               0
    Senior Vice President -
    Marketing

Marshall G. Cox(8)                1994    $278,219           0                          0         $33,349(9)
    Former Chief Executive        1993    $270,631     $25,000         --               0         $36,415
    Officer, President and        1992    $212,500     $15,000         --          50,000         $11,544
    Chief Operating Officer

_____________
(1)       Mr. Mabry was hired in April 1994.

(2) Includes costs of relocating Mr. Mabry from Southern California, including a housing allowance, an allowance for weekly round trips to Southern California and the costs associated with leasing and maintaining a company car.

(3) Certain of the Company's executive officers received stock options in 1994, which options were subsequently repriced later in the year.
          The rules of the Securities and Exchange Commission require that both the original option grant and the repriced option be reported as separate grants of stock options. However, since the original options received in 1994 were canceled at the time of repricing, the grantees were entitled only to the amount of the shares covered by the repriced options.

(4) Consists of medical costs covered by the Company's medical reimbursement plan.

(5)       Effective February 16, 1995, Ms. Angeli resigned from the Company.

(6) Consists of medical costs covered by the Company's medical reimbursement plan.

(7)       Mr. Ashbaugh was hired in June 1994.

(8) Mr. Cox resigned as the Company's Chief Executive Officer, President and Chief Operating Officer effective as of February 8, 1994. Pursuant to the terms of his Employment Agreement, he is entitled to $280,000 annually in the form of salary continuation. See "Employment Agreements."

(9) (i) $32,140 for 1994 premium on a $1,000,000 split dollar life insurance policy on Mr. Cox and (ii) $1,209 for medical costs covered by the Company's executive medical reimbursement plan.

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1994 to the Company's named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                           Percent of                                         Potential Realized Value at
                        Number of            Total                                           Assumed Annual Rates of Stock
                       Securities           Options                                          Price Appreciation for Option
                       Underlying          Granted to                                                     Term
                         Options          Employees in    Exercise or Base    Expiration
                         Granted          Fiscal Year     Price ($/Share)        Date              5%             10%
                      -------------       ------------    ----------------    ----------      -----------    -------------
Ronald H. Mabry       150,000(1)(2)          24.6%            $8.50           4/4/2000-       $658,148.21    $1,607,773.74
                      150,000(1)             24.6%            $6.00              2003         $841,582.18    $2,377,225.37
                                                                              6/10/2005-
                                                                                 2008
P. Scott Munro         25,000(1)(2)           4.1%            $8.13           2/25/2000-      $104,916.57      $256,298.05
                       50,000(1)              8.2%            $6.00              2003         $280,527.39      $792,408.46
                       25,000(1)              4.1%            $6.00           9/16/2005-      $140,263.70      $396,204.23
                                                                                 2008
                                                                              9/16/2005-
                                                                                 2008

Nancy A. Angeli        25,000(1)(2)           4.1%            $8.13           2/25/2000-      $104,916.57      $256,298.05
                       25,000(1)              4.1%            $6.00              2003          $77,429.20      $189,149.85
                                                                              6/10/2000-
                                                                                 2003

John H. Ashbaugh       50,000(1)              8.2%            $6.00           9/16/2000-      $154,858.40      $378,299.70
                                                                                 2003
Marshall G. Cox           --                   --                --               --

_____________
(1)       These options vest 25% over a four-year period.

(2) These options were repriced in October 1994. The rules of the Securities and Exchange Commission require that both the original option grant and the repriced option be reported as separate stock option grants. However, since the original options received in 1994 were canceled at the time of repricing, the grantees were entitled only to the amount of shares covered by the repriced options.

         The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1994. The Company's Common Stock price as at close of business on December 30, 1994 was $6.38.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                     Number of
                                                                     Securities              Value of
                                                                     Underlying             Unexercised
                                                                Unexercised Options        In-the-Money
                                                                     at FY-End           Options at FY-End

                       Shares Acquired                              Exercisable/           Exercisable/
        Name             on Exercise         Value Realized        Unexercisable           Unexercisable
        ----           ---------------       --------------     -------------------      -----------------
Ronald H. Mabry                 0                    $0              0/150,000              $0/$57,000

P. Scott Munro              1,719               $11,818            11,718/90,000          $42,360/$78,888

Nancy A. Angeli                 0                    $0             5,731/27,500          $24,229/$19,825

John H. Ashbaugh                0                    $0               0/50,000              $0/$19,000

Marshall G. Cox                 0                    $0                  0/0                    $0/0

         During the last fiscal year, the Company repriced stock options previously awarded to the named executive officers. The following table provides information concerning all options held by any executive officer that have been repriced in the last 10 fiscal years.

                           TEN-YEAR OPTION REPRICINGS


                                                                                                          Length of
                                                                                                       Original Option
                                        No. of                                                              Term
                                      Securities               Market Price    Exercise                   Remaining
                                      Underlying    No. of      of Stock       Price at       New        at Date of
                                        Options     Options     at Time of     Time of      Exercise      Repricing
   Name and Position        Date       Repriced     Granted     Repricing      Repricing     Price       (in years)
   -----------------      --------    ----------    -------    ------------    ---------    --------   ---------------
Ronald H. Mabry             4/4/94       37,500     37,500          $6.00        $8.50       $6.00            5.8
Chief Executive Officer     4/4/94       37,500     37,500          $6.00        $8.50       $6.00            6.8
and President               4/4/94       37,500     37,500          $6.00        $8.50       $6.00            7.8
                            4/4/94       37,500     37,500          $6.00        $8.50       $6.00            8.8

Nancy A. Angeli            2/25/94        6,250      6,250          $6.00        $8.13       $6.00            5.7
Chief Financial Officer    2/25/94        6,250      6,250          $6.00        $8.13       $6.00            6.7
and Sr. Vice President,    2/25/94        6,250      6,250          $6.00        $8.13       $6.00            7.7
Finance                    2/25/94        6,250      6,250          $6.00        $8.13       $6.00            8.7
                          11/10/89        1,250      1,250          $2.13        $5.13       $2.13            4.9
                          11/10/89        1,250        625          $2.13        $5.13       $2.13            5.9
                          11/10/89        1,250        625          $2.13        $5.13       $2.13            6.9
                          11/10/89        1,250        625          $2.13        $5.13       $2.13            7.9
                          11/23/88          500        500          $2.13        $6.50       $2.13            3.9
                          11/23/88          500        500          $2.13        $6.50       $2.13            4.9
                          11/23/88          500        250          $2.13        $6.50       $2.13            5.9
                          11/23/88          500        250          $2.13        $6.50       $2.13            6.9
                           2/12/88          675        675          $2.13        $3.25       $2.13            2.2
                           2/12/88          675        675          $2.13        $3.25       $2.13            3.2
                           2/12/88          675        675          $2.13        $3.25       $2.13            4.2
                           2/12/88          675        338          $2.13        $3.25       $2.13            5.2
                          12/24/87        2,000      2,000          $2.13        $3.25       $2.13            5.2
                          12/24/87        1,000      1,000          $2.13        $3.25       $2.13            6.2
                          12/24/87        1,000      1,000          $2.13        $3.25       $2.13            7.2
                          12/24/87        5,600      5,600          $2.13        $3.25       $2.13            0.8
                            3/2/87        5,000      4,000          $3.25        $6.00       $3.25            7.2
                           10/2/85       10,000      6,800          $3.25        $6.00       $3.25            1.4

P. Scott Munro             2/25/94        6,250      6,250          $6.00        $8.13       $6.00            5.4
President, Systems         2/25/94        6,250      6,250          $6.00        $8.13       $6.00            6.4
Division                   2/25/94        6,250      6,250          $6.00        $8.13       $6.00            7.4
                           2/25/94        6,250      6,250          $6.00        $8.13       $6.00            8.4
                           8/24/90        2,500      1,250          $2.13        $3.38       $2.13            5.7
                           8/24/90        2,500      1,250          $2.13        $3.38       $2.13            6.7
                           8/24/90        2,500      1,250          $2.13        $3.38       $2.13            7.7
                           8/24/90        2,500      1,250          $2.13        $3.38       $2.13            8.7
                          11/10/89        1,250      1,250          $2.13        $5.13       $2.13            4.9
                          11/10/89        1,250        625          $2.13        $5.13       $2.13            5.9
                          11/10/89        1,250        625          $2.13        $5.13       $2.13            6.9
                          11/10/89        1,250        625          $2.13        $5.13       $2.13            7.9


                                                                                                          Length of
                                                                                                       Original Option
                                        No. of                                                              Term
                                      Securities               Market Price    Exercise                   Remaining
                                      Underlying    No. of      of Stock       Price at       New        at Date of
                                        Options     Options     at Time of     Time of      Exercise      Repricing
   Name and Position        Date       Repriced     Granted     Repricing      Repricing     Price       (in years)
   -----------------      --------    ----------    -------    ------------    ---------    --------   ---------------
George R. McGurn           7/24/90        3,750      1,875          $2.13        $4.00       $2.13            5.6
Vice President, Sales      7/24/90        3,750      1,875          $2.13        $4.00       $2.13            6.6
and Marketing, Eastern     7/24/90        3,750      1,875          $2.13        $4.00       $2.13            7.6
United States              7/24/90        3,750      1,875          $2.13        $4.00       $2.13            8.6
                          11/10/89        2,500      2,500          $2.13        $5.13       $2.13            4.9
                          11/10/89        2,500      1,250          $2.13        $5.13       $2.13            5.9
                          11/10/89        2,500      1,250          $2.13        $5.13       $2.13            6.9
                          11/10/89        2,500      1,250          $2.13        $5.13       $2.13            7.9
                           2/12/88        1,250      1,250          $2.13        $3.25       $2.13            2.2
                           2/12/88        1,250      1,250          $2.13        $3.25       $2.13            3.2
                           2/12/88        1,250      1,250          $2.13        $3.25       $2.13            4.2
                           2/12/88        1,250        625          $2.13        $3.25       $2.13            5.2
                          12/24/87       20,000     20,000          $2.13        $3.25       $2.13            0.5
                           6/10/86       25,000     20,000          $3.25        $7.50       $3.25            3.5





Former Executive
  Officers
- ----------------

Paul A. Araquistain       11/10/89        2,500      2,500          $2.13        $5.13       $2.13            4.9
Chief Financial Officer   11/10/89        2,500      1,250          $2.13        $5.13       $2.13            5.9
and Sr. Vice President    11/10/89        2,500      1,250          $2.13        $5.13       $2.13            6.9
                          11/10/89        2,500      1,250          $2.13        $5.13       $2.13            7.9
                           2/12/88        7,000      7,000          $2.13        $3.25       $2.13            2.2
                           2/12/88        7,000      7,000          $2.13        $3.25       $2.13            3.2
                           2/12/88        7,000      7,000          $2.13        $3.25       $2.13            4.2
                           2/12/88        7,000      3,500          $2.13        $3.25       $2.13            5.2
                          12/24/87        1,000      1,000          $2.13        $3.25       $2.13            2.6
                          12/24/87        1,000      1,000          $2.13        $3.25       $2.13            3.6
                          12/24/87        1,000      1,000          $2.13        $3.25       $2.13            4.6
                          12/24/87        1,000      5,000          $2.13        $3.25       $2.13            5.6
                           7/26/87        1,250      1,000          $3.25        $6.50       $3.25            5.6
                           7/26/87        1,250      1,000          $3.25        $6.50       $3.25            6.6
                           7/26/87        1,250      1,000          $3.25        $6.50       $3.25            7.6
                           7/26/87        1,250      1,000          $3.25        $6.50       $3.25            8.6


Reiny C. Giesecke         11/10/89        3,750      3,750          $2.13        $5.13       $2.13            4.9
Vice President            11/10/89        3,750      1,875          $2.13        $5.13       $2.13            5.9
                          11/10/89        3,750      1,875          $2.13        $5.13       $2.13            6.9
                          11/10/89        3,750      1,875          $2.13        $5.13       $2.13            7.9
                           2/12/88        4,000      4,000          $2.13        $3.25       $2.13            2.2
                           2/12/88        4,000      4,000          $2.13        $3.25       $2.13            3.2
                           2/12/88        4,000      4,000          $2.13        $3.25       $2.13            4.2
                           2/12/88        4,000      2,000          $2.13        $3.25       $2.13            5.2
                          12/24/87       24,000     24,000          $2.13        $3.25       $2.13            0.7
                           8/29/86       30,000     24,000          $3.25        $7.00       $3.25            3.3

Sherlene R. Pjesky         7/24/90        1,407        704          $2.13        $4.00       $2.13            5.6
Vice President,            7/24/90        1,406        704          $2.13        $4.00       $2.13            6.6
Operations                 7/24/90        1,406        703          $2.13        $4.00       $2.13            7.6
                           7/24/90        1,406        702          $2.13        $4.00       $2.13            8.6
                          11/23/88          500        500          $2.13        $6.50       $2.13            3.9
                          11/23/88          500        500          $2.13        $6.50       $2.13            4.9
                          11/23/88          500        250          $2.13        $6.50       $2.13            5.9
                          11/23/88          500        250          $2.13        $6.50       $2.13            6.9
                           2/12/88          219        219          $2.13        $3.25       $2.13            2.2
                           2/12/88          219        219          $2.13        $3.25       $2.13            3.2
                           2/12/88          219        219          $2.13        $3.25       $2.13            4.2
                           2/12/88          218        218          $2.13        $3.25       $2.13            5.2
                            3/2/87        2,500      2,000          $3.25        $6.00       $3.25            7.2
                           10/2/85        2,500      1,500          $3.25        $6.00       $3.25            2.5


                                                                                                          Length of
                                                                                                       Original Option
                                        No. of                                                              Term
                                      Securities               Market Price    Exercise                   Remaining
                                      Underlying    No. of      of Stock       Price at       New        at Date of
                                        Options     Options     at Time of     Time of      Exercise      Repricing
   Name and Position        Date       Repriced     Granted     Repricing      Repricing     Price       (in years)
   -----------------      --------    ----------    -------    ------------    ---------    --------   ---------------
Keith W. Steenland        11/10/89        2,500      2,500          $2.13        $5.13       $2.13            4.9
Executive Vice            11/10/89        2,500      1,250          $2.13        $5.13       $2.13            5.9
President, Distribution   11/10/89        2,500      1,250          $2.13        $5.13       $2.13            6.9
Group                     11/10/89        2,500      1,250          $2.13        $5.13       $2.13            7.9
                           2/12/88        1,500      1,500          $2.13        $3.25       $2.13            2.2
                           2/12/88        1,500      1,500          $2.13        $3.25       $2.13            3.2
                           2/12/88        1,500      1,500          $2.13        $3.25       $2.13            4.2
                           2/12/88        1,500        750          $2.13        $3.25       $2.13            5.2
                          12/24/87       24,000     24,000          $2.13        $3.25       $2.13            0.7
                           8/29/86       30,000     24,000          $3.25        $7.00       $3.25            2.6

James R. Magri             7/24/90        3,750      1,875          $2.13        $4.00       $2.13            5.6
Vice President, Sales      7/24/90        3,750      1,875          $2.13        $4.00       $2.13            6.6
and Marketing,             7/24/90        3,750      1,875          $2.13        $4.00       $2.13            7.6
Northwest                  7/24/90        3,750      1,875          $2.13        $4.00       $2.13            8.6
                          11/23/88          750        750          $2.13        $6.50       $2.13            3.9
                          11/23/88          750        750          $2.13        $6.50       $2.13            4.9
                          11/23/88          750        375          $2.13        $6.50       $2.13            5.9
                          11/23/88          750        375          $2.13        $6.50       $2.13            6.9
                            4/8/88        6,000      6,000          $2.13        $4.25       $2.13            3.3
                            4/8/88        3,000      3,000          $2.13        $4.25       $2.13            4.3
                            4/8/88        3,000      1,500          $2.13        $4.25       $2.13            5.3

Richard E. Hoff           11/10/89        2,500      2,500          $2.13        $5.13       $2.13            4.9
Vice President,           11/10/89        2,500      1,250          $2.13        $5.13       $2.13            5.9
Manufacturing Services    11/10/89        2,500      1,250          $2.13        $5.13       $2.13            6.9
                          11/10/89        2,500      1,250          $2.13        $5.13       $2.13            7.9


Michael J. Rohleder         3/2/87        6,000      4,800          $3.25        $6.00       $3.25            8.2
Vice President,            10/2/85       19,000     15,200          $3.25        $6.00       $3.25            2.5
Component Sales            10/2/85        6,000      4,800          $3.25        $6.00       $3.25            1.8

Raymond Woo                 3/2/87        6,000      4,800          $3.25        $6.00       $3.25            8.2
Vice President, Systems    10/2/85       19,440     15,552          $3.25        $6.00       $3.25            2.5
Sales                      10/2/85        6,660      5,328          $3.25        $6.00       $3.25            1.8


George M. Liu             11/10/89        2,500      2,500          $2.13        $5.13       $2.13            4.9
Vice President,           11/10/89        2,500      1,250          $2.13        $5.13       $2.13            5.9
Engineering and           11/10/89        2,500      1,250          $2.13        $5.13       $2.13            6.9
Technical Staff           11/10/89        2,500      1,250          $2.13        $5.13       $2.13            7.9
                          12/24/87        6,400        600          $2.13        $3.25       $2.13            5.5
                          12/24/87        4,800        600          $2.13        $3.25       $2.13            5.6
                           7/28/87        1,500      1,200          $3.25        $6.50       $3.25            5.6
                           7/28/87        1,500      1,200          $3.25        $6.50       $3.25            6.6
                           7/28/87        1,500      1,200          $3.25        $6.50       $3.25            7.6
                           7/28/87        1,500      1,200          $3.25        $6.50       $3.25            8.6
                            6/2/87        2,000      1,600          $3.25        $7.00       $3.25            5.4
                            6/2/87        2,000      1,600          $3.25        $7.00       $3.25            6.4
                            6/2/87        2,000      1,600          $3.25        $7.00       $3.25            7.4
                            6/2/87        2,000      1,600          $3.25        $7.00       $3.25            8.4
                           10/2/85        6,000      4,800          $3.25        $6.00       $3.25            1.8

Michael M. Rossen           3/2/87       10,000      8,000          $3.25        $6.00       $3.25            7.2
Vice President, Sales
Systems Division

Marshall G. Cox              None
Chief Executive            Repriced
Officer, President, and
Chief Operating Officer

COMPENSATION OF DIRECTORS

         Outside directors (i.e., those who are not employees of the Company) receive an annual retainer of $20,000, plus $750 for each Board meeting attended. The Company also pays for director's liability insurance.

         At the 1994 Annual Meeting, however, the Company approved the adoption of the Company's 1994 Stock Option Plan. Among many other benefits, the 1994 Stock Option Plan provides for the grant of an option of 10,000 shares of the Company's Common Stock to certain directors who are not employees following their initial election and at every fourth regular annual meeting thereafter while they serve on the Board of Directors. Current non-employee directors will receive an option for 10,000 shares at the annual meeting following the full vesting of any option they currently hold if they are elected at such annual meeting and at every fourth regular annual meeting thereafter at which they are elected. The exercise price will be the fair market value of the shares on the date of each respective grant.

CHANGE IN CONTROL

         Certain stock options outstanding under the Company's Amended and Restated Incentive and Non-Incentive Stock Option Plan, including options held by the named executive officers, will become fully vested and exercisable if the optionee's employment terminates within 12 months following a change in control of the Company. A change in control means the occurrence of any of the following events: (1) shareholder approval of a merger or consolidation of the Company with any other corporation, which results in a change in 50% or more of the total voting power of the Company, (2) shareholder approval of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company's assets, or (3) any person becomes the beneficial owner or more than 50% of the Company's total outstanding securities.

EMPLOYMENT AGREEMENTS

         The Company entered into a two-year Employment Agreement with Ronald H. Mabry dated April 1, 1994. Pursuant to the terms of the Agreement, Mr. Mabry is paid a base salary of $200,000 per year and is eligible to receive a bonus of up to $100,000 a year ($50,000 of which is guaranteed and the other $50,000 of which is subject to the achievement of certain performance goals). If Mr. Mabry is terminated without cause at any time during the term of the Agreement, he is entitled to receive for a period of 12 months after his termination his base salary, the employee benefits made available to the Company's executive officers and salaried employees generally, and a bonus. The bonus is calculated at a rate equal to that of the bonus received by Mr. Mabry during the six months preceding his termination. For example, if in the six months prior to his termination Mr. Mabry received $50,000 in bonuses, he would receive a $100,000 bonus during the 12-month period. In the event that Mr. Mabry's responsibilities are reduced following a change in control and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Mabry as a consequence of such reduction in responsibilities is treated as a termination of employment without cause. The Company has also agreed to pay for relocation expenses and for the use of an automobile. See Footnote (2) of the Summary Compensation Table.

         In March 1994, prior to his becoming an officer of the Company, the Company loaned Mr. Mabry $50,000 as an inducement to Mr. Mabry to accept the position of Chief Executive Officer and President. The promissory note in connection with such loan has a five-year term and provides for no interest. The note becomes immediately payable at the Company's option if Mr. Mabry resigns or is terminated for cause. In addition, if he exercises any stock option granted to him by the Company, sells any or all of such shares and recognizes a gain on such sale, all such gain shall be used to pay any outstanding balance due on the note.

         The Company entered into a two-year Employment Agreement with P. Scott Munro dated June 1, 1994. Pursuant to the terms of the Agreement, Mr. Munro is paid a base salary of $175,000 per year and is eligible to receive a bonus of up to $75,000 a year ($18,750 of which is guaranteed and the other $56,250 is subject to the achievement of certain performance goals.) If, during the term of the Agreement, Mr. Munro is terminated without cause, he is entitled to continue to receive his base salary and employee benefits in effect immediately prior to such termination, plus his bonus (payable at a rate equal to that of the bonuses received during the six months prior to such termination) for a period of 12 months following his termination. In the event that Mr. Munro's responsibilities are reduced following a change in control and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Munro as a consequence of such reduction in responsibilities is treated as a termination of employment without cause.

         The Company entered into a one-year Employment Agreement with John Ashbaugh dated July 29, 1994. Pursuant to the terms of the Agreement, Mr. Ashbaugh is paid a base salary of $160,000 per year and is eligible to receive a bonus of up to $40,000 a year ($20,000 of which is guaranteed and the other $20,000 is subject to the achievement of certain performance goals.) Mr. Ashbaugh was also granted an option to purchase 50,000 shares, which vests at the rate of 25% per year (subject to cliff-vesting in the first year) and is entitled to a company car. If, during the term of the Agreement, Mr. Ashbaugh is terminated without cause, he is entitled to continue to receive his base salary and employee benefits in effect immediately prior to such termination, plus his bonus (payable at a rate equal to that of the bonuses received during the six months prior to such termination) for a period ending upon the earlier of: (i) 12 months following his termination, (ii) the date he accepts employment elsewhere, or (iii) the end of the term of this Agreement. In the event that Mr. Ashbaugh's responsibilities are reduced following a change in control and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Ashbaugh as a consequence of such reduction in responsibilities is treated as a termination of employment without cause.

         The Company entered into an Employment Agreement with Marshall G. Cox as part of a Settlement Agreement dated April 26, 1993. The Settlement Agreement was the result of a proxy dispute that began in March 1993 over the composition of the Board of Directors. Effective February 8, 1994, Mr. Cox resigned as the Company's President and Chief Executive Officer. However, the Employment Agreement contains a provision which provides for the payment to Mr. Cox of $280,000 annually in the form of salary continuation. He is also entitled to continue to participate in all insurance or similar plans maintained by the Company that do not require vesting. In addition, the Company agreed to continue to pay premiums on Mr. Cox's life insurance policy and to pay for Mr. Cox's use of an automobile. During the continuation period, Mr. Cox is, as a condition to receiving payments and benefits, to perform consulting services on an as-needed basis to an extent not exceeding 20 hours in any calendar month. This continuation period commenced October 1, 1993 and will expire September 30, 1995, unless Mr. Cox's consulting services are terminated for cause. The costs associated with this were expensed in the fiscal year ended December 31, 1993.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          3.     Exhibits

          The exhibits listed under Item 14(c) are filed or incorporated by reference herein.


     (c)  Exhibits

     The Exhibits listed below are filed or incorporated by reference herein.

                               INDEX TO EXHIBITS


Number            Description
- ------            -----------

  3.1(a)          Articles of Incorporation for Silicon Valley Services, Inc.
                  filed with the California Secretary of State on December 30, 1975, filed as Exhibit 3-A to the Company's Form S-1, Registration No. 2-86846, is hereby incorporated by reference.

  3.1(b) Certificate of Amendment of Articles of Incorporation of Silicon Valley Services, Inc. (part of which changed the name of the Company to Western Micro Technology, Inc.) filed with the California Secretary of State on April 1, 1977, filed as
                  Exhibit 4.2 to the Company's Form S-8, Registration No. 33-60778, is hereby incorporated by reference.

  3.1(c) Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on August 30, 1983, filed as Exhibit 4.3 to the Company's Form S-8, Registration No. 33-60778, is hereby incorporated by reference.

  3.1(d) Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on April 5, 1988, filed as Exhibit 3.1 to the Company's Form 10-K for the year ended March 31, 1988, is hereby incorporated by reference.

  3.2*            Amended Bylaws dated June 15, 1994.

  10.1 Amended and Restated Incentive and Non-Incentive Stock Option Plan filed as Exhibit 10.1 with Form 10-K for the year ending December 31, 1990 is hereby incorporated by reference.

Number            Description
- ------            -----------

  10.2 Lease for Saratoga, California facility filed as Exhibit 10.5 with Form 10-K for the year ending March 31, 1987 is hereby incorporated by reference.

  10.3 Amended lease for Saratoga, California facility dated January 21, 1992, filed as Exhibit 10.3 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

  10.4 Master Lease Commitment dated September 25, 1989 and Supplements 8.01 and 8.02 thereto, filed as Exhibit 10.5 with Form 10-K for the year ending March 31, 1990 is hereby incorporated by reference.

  10.5 Lease for Campbell, California facility dated March 16, 1988 filed as Exhibit 10.13 with Form 10-K for the year ending March 31, 1988 is hereby incorporated by reference.

  10.6 Amended lease for Campbell, California facility dated January 30, 1992, filed as Exhibit 10.6 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

  10.7            Credit Agreement with Security Pacific Equipment Leasing, Inc.
                  dated June 16, 1988 filed as Exhibit 10.14 with Form 10-K for the year ending March 31, 1988 is hereby incorporated by reference.

  10.8 Equipment Financing Commitment with New England Capital Corporation dated September 22, 1988 filed as Exhibit 10.16 with Form 10-K for the year ending March 31, 1989 is hereby incorporated by reference.

  10.9 Loan and security agreement with Coastfed Business Credit Corporation of California dated January 29, 1992, filed as
                  Exhibit 10.9 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

  10.10 Equipment Financing Commitment with Bell Atlantic-TriCon dated August 29, 1990 filed as Exhibit 10.10 with Form 10-K for the period ending December 31, 1990 is hereby incorporated by reference.

  10.11 Equipment Financing Commitment with Pitney Bowes Credit Corporation dated May 3, 1990 filed as Exhibit 10.11 with Form 10-K for the period ending December 31, 1990 is hereby incorporated by reference.

  10.12 Equipment Financing Commitment with Amplicon Financial, Schedules OL-3606 dated October 31, 1989 and OL-4022 dated February 8, 1990 filed as Exhibit 10.12 with Form 10-K for the period ending December 31, 1990 is hereby incorporated by reference.

Number            Description
- ------            -----------

  10.13 Equipment Financing Commitment with Northern Telecom dated January 31, 1991, filed as Exhibit 10.13 with Form 10-K for the period ending December 31, 1991, is hereby incorporated by reference.

  10.14 Lease for Durham, North Carolina facility dated February 25, 1991 for a three-year period from April 1, 1991 through March 31, 1994 is filed as Exhibit 10.15 with Form 10-K for the period ending December 31, 1990 is hereby incorporated by reference.

  10.15 Lease for Kirkland, Washington facility dated January 3, 1992, filed as Exhibit 10.15 with Form 10-K for the period ending December 31, 1991, is hereby incorporated by reference.

  10.16 Equipment Financing Commitment with Pitney Bowes dated June 6, 1991, filed as Exhibit 10.16 with Form 10-K for the period ending December 31, 1991, is hereby incorporated by reference.

  10.17 Equipment Financing Commitment with GE Capital dated April 30, 1991, filed as Exhibit 10.17 with Form 10-K for the period ending December 31, 1991, is hereby incorporated by reference.

  10.18 Lease for Irvine, California facility dated October 29, 1993, filed as Exhibit 10.18 with Form 10-K for the period ending December 31, 1993, is hereby incorporated by reference.

  10.19 Lease for additional Campbell, California facility dated November 19, 1993, filed as Exhibit 10.19 with Form 10-K for the period ending December 31, 1993, is hereby incorporated by reference.

  10.20 Settlement Agreement dated as of April 26, 1993 by and among the Company, Marshall G. Cox, Bernard T. Marren, Venture Growth Associates, BW Partners, William H. Welling and Robert
                  G. Todd, Jr., including Marshall G. Cox's Employment Agreement filed as Exhibit B thereto, filed as Exhibit 19.1 to the Company's Current Report on Form 8-K filed with the Commission on April 29, 1993, is hereby incorporated by reference.

  10.21 Promissory Note from Ronald H. Mabry dated March 31, 1994, filed as Exhibit 10.21 with Form 10-Q for the period ending March 31, 1994, is hereby incorporated by reference.

  10.22 Employment Agreement between the Company and Ronald H. Mabry dated April 1, 1994, filed as Exhibit 10.21 with Form 10-Q for the period ending March 31, 1994, is hereby incorporated by reference.

Number            Description
- ------            -----------

  10.23 Line of Credit Agreement between the Company and Coast Business Credit and Silicon Valley Bank dated April 27, 1994, filed as Exhibit 10.21 with Form 10-Q for the period ending June 30, 1994, is hereby incorporated by reference.

  10.24* Distributor Agreement between the Company and Toshiba America, Inc. Electronic Components Business Sector dated May 1, 1987.

  10.25* Distributor Agreement between the Company and Toshiba America, Inc. Semiconductor Products Division dated November 3, 1987.

  10.26* Non-Exclusive Distributor Agreement between the Company and the Disk Products Division of Toshiba America, Inc. dated February 15, 1989.

  10.27* Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated October 1, 1992.

  10.28* Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated February 28, 1994.

  10.29 Employment Agreement between the Company and P. Scott Munro dated June 1, 1994.

  10.30 Employment Agreement between the Company and John Ashbaugh dated July 29, 1994.

  11.1*           Statement regarding Computation of Income (Loss) Per Share.

  21.0*           Subsidiaries of the Registrant.

  23.1*           Consent of Coopers & Lybrand L.L.P.


__________
*  Previously filed.

Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


WESTERN MICRO TECHNOLOGY, INC.



By /s/ James W. Dorst
   -------------------------
   James W. Dorst
   Chief Financial Officer

Dated:  May 1, 1995