Form 10-Q
period 1995-03-31
WESTERN MICRO TECHNOLOGY INC
filed 1995-05-15
CIK 715842

                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                  FORM 10-Q


[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995                  Commission File Number 0-11560
- --------------------------------                  ------------------------------

                        WESTERN MICRO TECHNOLOGY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               California                                94-2414428
             --------------                            --------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

   12900 Saratoga Avenue, Saratoga, CA                     95070
 ---------------------------------------                 ---------
(Address of principal executive offices)                 (Zip Code)


             (408) 725-1660                                 N/A
           ------------------                             -------
     (Registrant's telephone number,           (Former name, former address
          including area code)                     and former fiscal year,
                                               if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES  [x]     NO  [ ]

         Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at March 31, 1995
              -----                              -----------------------------
Common Shares, without par value                           3,703,007


                                   1 of 13

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

Consolidated Statements of Income (Loss) for the Three Months Ended
  March 31, 1995 and 1994                                                                       3

Consolidated Balance Sheets at March 31, 1995 and December 31, 1994                             4

Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1995 and 1994                                                                       5
Notes to Consolidated Financial Statements                                                      6

Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                                                 8

PART II - OTHER INFORMATION                                                                    11

Signatures                                                                                     12

Index to Exhibits                                                                              13





                                    2 of 13

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                  For the Three Months
                                                                     Ended March 31,
                                                                -------------------------
                                                                  1995             1994
                                                                  ----             ----
   Net sales                                                    $ 33,497         $ 30,083
   Cost of goods sold                                             29,454           26,394
                                                                --------         --------

     Gross profit                                                  4,043            3,689
                                                                --------         --------

     Gross profit as % of net sales                                12.07%           12.26%
   Selling, general and administrative expenses                    4,550            3,621
                                                                --------         --------

     Operating (loss) income                                        (507)              68

   Interest expense (net)                                            275              158
   Other income (expense)                                             31               (3)
                                                                --------         --------

   (Loss) from operations before income taxes                       (751)             (93)

   Provision for income taxes                                          -               27
                                                                --------         --------
     (Loss) from continuing operations                              (751)            (120)

   Discontinued operations, net of taxes:

     Income from discontinued operations                               -              167
                                                                --------         --------
   Net (loss) income                                            $   (751)        $    .47
                                                                ========         ========

   Net (loss) income per common share:

     Continuing operations                                      $  (0.20)        $  (0.03)
     Discontinued operations                                    $                $   0.04
                                                                --------         --------

           Net (loss) income per common share                   $  (0.20)        $   0.01
                                                                ========         ========

   Number of shares used in per share calculation                  3,759            3,467



                     The accompanying notes are an integral
                       part of the financial statements.





                                    3 of 13

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                  March 31,        December 31,
                            ASSETS                                   1995              1994
                                                                   --------        ------------
   Current Assets:
     Cash                                                          $   237              $   138

     Trade accounts receivable, net of allowance for
     doubtful accounts of $443 at March 31, 1995 and $393
     at December 31, 1994                                           17,076               15,170
     Inventories, net                                               19,208               18,959
     Other current assets                                            1,107                1,095
                                                                   -------              -------

              Total current assets                                  37,628               35,362
   Property and equipment, net                                       1,023                  889
   Goodwill, net of accumulated amortization                         1,371                1,389

   Other assets                                                        290                  258
                                                                   -------              -------
     TOTAL ASSETS                                                  $40,312              $37,898
                                                                   =======              =======

                         LIABILITIES
   Current liabilities:

     Notes payable                                                 $ 9,842              $ 9,175
     Current portion of capital leases                                 112                   86
     Accounts payable                                               14,409               11,949

     Accrued expenses                                                1,785                1,818
                                                                   -------              -------
              Total current liabilities                             26,148               23,028
   Capital lease obligations, less current portion                     111                   65

   Other                                                               378                  381
                                                                   -------              -------
     TOTAL LIABILITIES                                              26,637               23,474
                                                                   =======              =======
   Commitments and contingencies (Note 5)
                     SHAREHOLDERS' EQUITY

   Preferred Stock, without par value, 10,000,000 shares
   authorized; none issued and outstanding                               -                    -
   Common Stock, without par value, 10,000,000 shares
   authorized; issued and outstanding:  3,703,007 at
   March 31, 1995 and 3,702,007 at December 31, 1994                13,911               13,909
   Retained earnings                                                  (236)                 515
                                                                  --------              -------

           Total shareholders' equity                               13,675               14,424
                                                                   -------              -------
     TOTAL LIABILITIES & EQUITY                                    $40,312              $37,898
                                                                   =======              =======

                     The accompanying notes are an integral
                      part of these financial statements.





                                    4 of 13

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                 -----------------------
                                                                                   1995          1994
                                                                                   ----          ----
   Cash flows from operating activities:
     Net income (loss)                                                            $  (751)     $     47

     Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
     Disposal of property and equipment                                                 -             1
     Depreciation and amortization                                                    140           103
     Provision for doubtful accounts receivable                                        68           212
   Change in assets and liabilities:
     Accounts receivable                                                           (1,974)       (3,047)

     Inventories                                                                     (248)         (865)
     Other current assets                                                             (13)          321
     Other assets                                                                     (33)          (24)
     Accounts payable                                                               2,460         1,476
     Accrued expenses and other                                                       (36)          874
                                                                                  -------      --------

           Net cash (used) by operating activities                                   (387)         (902)
   Cash flows from investing activities:
     Net acquisition of property and equipment                                       (257)          (92)
                                                                                  -------      --------
           Net cash (used) by investing activities                                   (257)          (92)
   Cash flows from financing activities:
     Proceeds from short-term borrowings                                           29,148        29,081

     Repayments of short-term borrowings                                          (28,479)      (28,221)
     Payments on lease obligations                                                    (29)          (14)
     Proceeds from exercise of stock options                                            2           116
     Proceeds from equipment loan                                                     101             0
                                                                                  -------      --------
           Net cash provided by financing activities                                  743           962

   Net increase (decrease) in cash                                                     99           (32)
   Cash--beginning of period                                                          138           414
   Cash--end of period                                                            $   237      $    382
                                                                                  =======      ========


                     The accompanying notes are an integral
                      part of these financial statements.





                                    5 of 13

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1995
                                  (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Western Micro Technology, Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of income (loss) for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for a full year or for any other period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1994.

Note 2: The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 3: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first- in, first-out) or net realizable value.

Note 4: Supplemental Cash Flow Information:
        Cash paid for interest in the three-month period ended March 31, 1995 and 1994 was $254,000 and $142,000, respectively.

Note 5: In the course of its business, the Company is sometimes named as a defendant in litigation. The Company is currently a defendant in a lawsuit and could incur an uninsured liability. However, it is the opinion of management that the outcome of such litigation will not have a material adverse effect on the results of operations or financial condition of the Company.

Note 6: As of September 30, 1994, the Company discontinued its Testing Division. Operating results of this division are included in the Consolidated Statements of Income (Loss) for the three months ended March 31, 1994, under the caption, "Discontinued Operations, net of taxes." Revenues applicable to the Testing Division were $712,000 for the quarter ended March 30, 1994. As of September 30, 1994, remaining assets of the Testing Division amounted to $193,000 and liabilities amounted to $510,000.





                                    6 of 13

Note 7: The Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the quarter ended March 31, 1994 have been restated to reflect the acquisition of First Computer Corporation as a pooling of interests in the fourth calendar quarter of 1994.





                                    7 of 13

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Events

    On May 5, 1995, the Company signed a definitive agreement to sell the assets of its electronic semiconductor components distribution business to Reptron Electronics, Inc. (Nasdaq National Market - "REPT"), subject to shareholder approval. Reptron will be purchasing all of the Company's inventory and receivables related to its semiconductor components distribution business as well as certain machinery, furniture, fixtures and equipment for approximately book value and will also assume certain trade payables and branch lease obligations. The purchase price payable at Closing will be the sum of the net book value of the assets less trade payables and other components-related liabilities. Although the exact amounts will not be known until the closing of the transaction, Western Micro expects to receive cash proceeds of approximately $13.0 million, of which $1.0 million will be held in escrow for approximately six months. The company plans to use the net proceeds from the sale to retire all of its short-term debt after which the Company expects to hold approximately $3.0 million in cash. In conjunction with the completion of the transaction, the Company expects to take a restructuring charge for the quarter ended June 30, 1995 of approximately $2.8 million. Of this amount, approximately $1.9 million will be a non-cash charge the majority of which represents the elimination of goodwill associated with prior components related business acquisitions. The remainder of the charge will be comprised of severance and other related exit costs.

    Effective March 31, 1995, the Company was notified by OKI Semiconductor that it had terminated its franchise agreement with the Company. OKI Semiconductor represented approximately $7.5 million of the Company's 1994 revenues and approximately $1.2 million of the Company's 1994 gross profit. In the three months ended March 31, 1995, OKI Semiconductor represented close to $1.6 million of the Company's revenues and approximately $270,000 of gross profit. There can be no assurance that this event will not have an adverse effect on the Company's net profit for the fiscal year.

    In April 1995, the Company was notified by Fujitsu Microelectronics, Inc. that, effective May 25, 1995, it will terminate its franchise agreement with the Company. Fujitsu Microelectronics, Inc. represented approximately $7.4 million of the Company's 1994 revenues and approximately $1.2 million of the Company's 1994 gross profit. In the three months ended March 31, 1995, Fujitsu Microelectronics, Inc. represented approximately $3.5 million of the Company's revenues and approximately $390,000 of gross profit. There can be no assurance that this event will not have an adverse effect on the Company's net profit for the fiscal year.

    In April 1995, the Company was notified by Cirrus Logic, Inc. that, effective May 28, 1995, it will terminate its franchise agreement with the Company. Cirrus Logic, Inc. represented approximately $1.1 million of the Company's 1994 revenues and approximately $230,000 of the Company's 1994 gross profit. In the three months ended March 31, 1995, Cirrus Logic, Inc. represented approximately $580,000 of the Company's revenues and





                                    8 of 13
approximately $90,000 of gross profit. There can be no assurance that this event will not have an adverse effect on the Company's net profit for the fiscal year.

    In the 15 month period ending March 31, 1995, the Company has lost six franchise lines relating to its electronic semiconductor component distribution business. As of May 1, 1995, the Company had remaining approximately 20 franchise lines relating to this business. As described above, the Company has entered into an Asset Purchase Agreement dated May 5, 1995 with Reptron Electronics, Inc. pursuant to which Reptron will acquire the Company's electronic components distribution business and negotiate new agreements with the Company's existing franchisors. However, in the event the asset sale to Reptron is not consummated, there can be no assurance that the number of franchise lines relating to the Company's electronic component distribution business will not continue to decline during the balance of 1995 or thereafter.

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994

    The Company's revenues and gross profits for the quarter were generated entirely from the distribution business, a result of the discontinuance of the Company's Testing Division in the quarter ended September 30, 1994 (see Note
6). The Consolidated Statement of Income (Loss) and Consolidated Statement of Cash Flows for the quarter ended March 31, 1994 have been restated to reflect this change as well as to reflect the acquisition of First Computer Corporation, as a pooling of interests, in the fourth calendar quarter of 1994.

    Net sales for the three months ended March 31, 1995 were 11.4% higher than for the comparable fiscal 1994 period due principally due to increased computer systems revenues. Gross profit as a percentage of sales for the three months ended March 31, 1995 was 12.1% compared to 12.3% for the same period one year ago. The decrease in gross profit was primarily due to lower average selling prices for memory components products.

    Selling, general and administrative expenses increased 25.7% in the three months ended March 31, 1995 from the same period a year ago due to several factors. For the quarter ended March 31, 1994 the Company had not yet hired a Chief Executive Officer or a Senior Vice-President to run its components group. In addition, operating expenses associated with National Information Systems, Inc. (NIS) are not included as the NIS acquisition, accounted for as a stock purchase, did not occur until June 1, 1994. Also, during the quarter ended March 31, 1995 the Company incurred significant development and promotional expense related to its new on-line Internet service, DesignShop, which provides engineers and other electronic industry professionals with detailed product information on over 500,000 electronic components.

    Interest expense, net, increased 74.1% in the three months ended March 31, 1995 versus March 31, 1994 due to increased bank borrowings and higher interest rate.

    As of March 31, 1995 the Company was violation of a profitability covenant required by its line of credit provider. The Company has received a waiver for such covenant and has completed negotiation of a new line of credit on terms substantially similar to those in place on March 31, 1995.





                                    9 of 13

Liquidity and Capital Resources

    Net cash used by operating activities during the three months ended March 31, 1995 totaled $387,000, compared to the net cash used by operating activities of $902,000 for the three months ended March 31, 1994.

    The increase in the accounts receivable of $1,974,000 was primarily due to increased sales volumes, in particular increased volume during the last weeks of the quarter. This was offset by an increase in accounts payable of $2,460,000 which was due to increased inventory purchases required to meet the sales demand during the same period and to satisfy sales backorder demands for the beginning of the subsequent quarter.

    The Company has required substantial working capital to finance inventories, accounts receivable and capital expenditures and has financed its working capital requirements, software development and equipment acquisition requirements primarily through bank borrowings.

    Based on Western Micro's current rate of orders and business plans, the Company believes that its $15.0 million line of credit, collateralized by trade accounts receivable and inventory, should provide sufficient resources to fund its operations through the fiscal year ended December 31, 1995. Borrowings of $9,842,000 were outstanding under this line of credit at March 31, 1995. Although there can be no assurances that the transaction with Reptron Electronics, Inc. described above will occur, if it does Western Micro will use the estimated $13.0 million proceeds from such sale to retire all of its line of credit and expects that there will be approximately $3.0 million in cash remaining to fund ongoing operations. The Company has negotiated an arrangement with its current lender to provide a $10 million line of credit available to fund working capital requirements immediately subsequent to the transaction on terms substantially similar to those currently in effect.

Factors Affecting Future Results

    The Company's past operating results have been and its future operating results will be, subject to the variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations as a result of a number of factors, including the addition or loss of key suppliers or customers, price competition and changes in the supply and demand for semiconductors and computer products. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have a material adverse impact on the Company's profitability. The Company's future success depends in part on the continued service of its key personnel, and its ability to identify and hire additional personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. Loss of the services of, or failure to recruit, key sales and management personnel could be significantly detrimental to the Company.





                                    10 of 13

                          PART II.  OTHER INFORMATION


Item 1 Legal proceedings. In the course of its business, the Company is sometimes named as a defendant in litigation. The Company is currently a defendant in a lawsuit and could incur an uninsured liability. However, it is the opinion of management that the outcome of such litigation will not have a material adverse effect on the results of operations or financial condition of the Company.

Item 2  Changes in Securities.  None.

Item 3  Defaults on Senior Securities.  None.

Item 4  Submission of Matters to a Vote of Security Holders.  None.

Item 5  Other Information.  None.

Item 6  Exhibits and Reports on Form 8-K.

        A - Exhibit 10.31. Asset Purchase Agreement dated May 5, 1995, between the Company and Reptron Electronics, Inc.

          -    Exhibit - 11.1.  Computation of (Loss) Income Per Share

          -    Exhibit - 27.  Financial Data Schedule.

        B -    Reports on Form 8-K.  None.





                                    11 of 13

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant:

                                        WESTERN MICRO TECHNOLOGY, INC.




Dated:  May 15, 1995                    By  /s/        RONALD H. MABRY
                                            -----------------------------------
                                                       Ronald H. Mabry
                                             Chief Executive Officer, President
                                                        and Secretary



Dated:  May 15, 1995                    By  /s/        JAMES W. DORST
                                            -----------------------------------
                                                       James W. Dorst
                                                   Chief Financial Officer





                                    12 of 13

                               INDEX TO EXHIBITS


 EXHIBIT                                                                 PAGE
 -------                                                                 ----
  10.31    Asset Purchase Agreement dated May 5, 1995, between the
           Company and Reptron Electronics, Inc.

   11.1    Computation of (Loss) Income Per Share for the Three Months
           Ended March 31, 1995 and 1994

   27      Financial Data Schedule






                                    13 of 13