Form 10-Q
period 1995-06-30
WESTERN MICRO TECHNOLOGY INC
filed 1995-08-14
CIK 715842

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



For Quarter Ended June 30, 1995                Commission File Number 0-11560


                         WESTERN MICRO TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                      California                                             94-2414428
                    --------------                                         --------------
             (State or other jurisdiction                       (I.R.S. Employer Identification No.)
           of incorporation or organization)

          12900 Saratoga Avenue, Saratoga, CA                                  95070
        ---------------------------------------                              ---------
       (Address of principal executive offices)                              (Zip Code)

                    (408) 725-1660                                              N/A
                  ------------------                                          -------
            (Registrant's telephone number,             (Former name, former address and former fiscal year,
                 including area code)                              if changed since last report)




 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES  [x]     NO  [ ]

 Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                      Outstanding at June 30, 1995
                         -----                                      ----------------------------
           Common Shares, without par value                                  3,703,007

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                              Page
                                                                                              ----

PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Three and Six Months Ended
  June 30, 1995 and 1994                                                                        3

Consolidated Balance Sheets at June 30, 1995 and December 31, 1994                              4

Consolidated Statements of Cash Flows for the Six Months Ended June 30,
  1995 and 1994                                                                                 5
Notes to Consolidated Financial Statements                                                      6

Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                                                 8

PART II - OTHER INFORMATION                                                                    11

Item 1.  Legal proceedings                                                                     11

Item 5.  Other Information                                                                     12

Signatures                                                                                     18

Index to Exhibits                                                                              19


                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                             For the Three Months                For the Six Months
                                                Ended June 30,                     Ended June 30,
                                           ------------------------            ------------------------

                                             1995              1994             1995              1994
                                             ----              ----             ----              ----

Net sales                                  $ 30,018          $ 29,188          $ 63,515         $ 59,271
Cost of goods sold                           26,421            24,789            55,875           51,183
                                           --------          --------          --------         --------
         Gross profit                         3,597             4,399             7,640            8,088
                                           --------          --------          --------         --------
         Gross profit as % of net
           sales                              11.98%            15.07%            12.03%           13.65%
Selling, general and
         administrative expenses              4,494             4,523             9,044            8,144

Restructuring costs                           3,600                --             3,600               --
                                           --------          --------          --------         --------
         Operating loss                      (4,497)             (124)           (5,004)             (56)
Interest expense (net)                          287               212               562              370
Other income (expense)                           --                 1                31               (2)
                                           --------          --------          --------         --------
Loss from operations before income
         taxes                               (4,784)             (335)           (5,535)            (428)

Provision for income taxes                       --                63                --               90
                                           --------          --------          --------         --------
         Loss from continuing
           operations                        (4,784)             (398)           (5,535)            (518)
Discontinued operations, net of
         taxes:
         Income from discontinued
           operations                            --               195                --              362
                                           --------          --------          --------         --------
Net loss                                   $ (4,784)         $   (203)         $ (5,535)        $   (156)
                                           ========          ========          ========         ========
Net (loss) income per common
         share:

         Continuing operations             $  (1.29)         $  (0.12)         $  (1.49)        $  (0.15)
         Discontinued operations           $     --          $   0.06          $     --         $   0.10
                                           --------          --------          --------         --------
           Net loss per common
              share                        $  (1.29)         $  (0.06)         $  (1.49)        $  (0.05)
                                           ========          ========          ========         ========
Number of shares used in per share
         calculation                          3,705             3,449             3,705            3,459
                                           ========          ========          ========         ========

    The accompanying notes are an integral part of the financial statements





                                    3 of 19

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                            ASSETS                                  June 30,             December 31,
                                                                      1995                   1994
                                                                    --------            --------------
   Current Assets:
         Cash                                                        $    176                 $    138
         Trade accounts receivable, net of allowance                   14,735                   15,170
           for doubtful accounts of $501 at June 30, 1995
           and $393 at December 31, 1994
         Inventories, net                                              18,378                   18,959
         Other current assets                                             940                    1,095
                                                                     --------                 --------
              Total current assets                                     34,229                   35,362
   Property and equipment, net                                          1,222                      889
   Goodwill, net of accumulated amortization                               --                    1,389
   Other assets                                                           215                      258
                                                                     --------                 --------

         TOTAL ASSETS                                                $ 35,666                 $ 37,898
                                                                     ========                 ========

                         LIABILITIES
   Current liabilities:
         Notes payable                                               $  8,691                 $  9,175
         Current portion of capital leases                                102                       86
         Accounts payable                                              14,662                   11,949
         Accrued expenses                                               2,838                    1,818
                                                                     --------                 --------
              Total current liabilities                                26,293                   23,028
   Capital lease obligations, less current portion                         91                       65
   Other                                                                  387                      381
                                                                     --------                 --------
         TOTAL LIABILITIES                                             26,771                   23,474
                                                                     ========                 ========

   Commitments and contingencies (Note 5)

                     SHAREHOLDERS' EQUITY
   Preferred Stock, without par value, 10,000,000                           --                      --
         shares authorized; none issued and outstanding
   Common Stock, without par value, 10,000,000                         13,915                   13,909
         shares authorized; issued and outstanding:
         3,703,007 at  June 30, 1995 and 3,702,007 at
         December 31, 1994
   Retained earnings (deficit)                                         (5,020)                     515
                                                                     --------                 --------
           TOTAL SHAREHOLDERS' EQUITY                                   8,895                   14,424
                                                                     --------                 --------
         TOTAL LIABILITIES & EQUITY                                  $ 35,666                 $ 37,898
                                                                     ========                 ========

   The accompanying notes are an integral part of these financial statements.





                                    4 of 19

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                                      For the Six Months
                                                                                       Ended June 30,
                                                                                    -------------------
                                                                                     1995          1994
                                                                                     ----          ----
   Cash flows from operating activities:
         Net loss                                                                $ (5,535)        $ (156)
         Adjustments to reconcile net loss to net cash provided
           (used) by operating activities:
         Disposal of property and equipment                                            --              5
         Depreciation and amortization                                                273            206
         Provision for doubtful accounts receivable                                   206            214
         Provision for restructuring costs                                          3,600              0
   Change in assets and liabilities:

         Accounts receivable                                                          230           (287)
         Inventories                                                                 (492)        (2,207)
         Other current assets                                                         154            194
         Other assets                                                                  43             52
         Accounts payable                                                           2,714            580
         Accrued expenses and other                                                  (151)           164
                                                                                  -------        -------
           Net cash provided (used) by operating activities                         1,042         (1,235)

   Cash flows from investing activities:
         Net acquisition of property and equipment                                   (570)          (219)
                                                                                  -------        -------
           Net cash used by investing activities                                     (570)          (219)
   Cash flows from financing activities:

         Proceeds from short-term borrowings                                       57,750         60,400
         Repayments of short-term borrowings                                      (58,233)       (59,449)
         Payments on lease obligations                                                (58)           (35)
         Proceeds from exercise of stock options                                        6             44
         Proceeds from equipment loan                                                 101            116
         Cash acquired by acquisition                                                  --             58
                                                                                  -------        -------
           Net cash provided (used) by financing activities                          (434)         1,134

   Net increase (decrease) in cash                                                     38           (320)
   Cash--beginning of period                                                          138            414
                                                                                  -------        -------
   Cash--end of period                                                            $   176        $    94
                                                                                  -------        -------


   The accompanying notes are an integral part of these financial statements.





                                    5 of 19

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1995
                                  (Unaudited)

Note 1: The unaudited consolidated financial statements which include the accounts of Western Micro Technology, Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for a full year or for any other period. These financial statements should be read in conjunction with the Financial Statements and the notes thereto included in the Company's latest Audited Financial Statements for the year ended December 31, 1994.

Note 2: The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 3: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

Note 4: Supplemental Cash Flow Information: Cash paid for interest in the six-month period ended June 30, 1995 and 1994 was $536,000 and $311,000 respectively.

Note 5: In the course of its business, the Company is sometimes named as a defendant in litigation. On June 27, 1995, the Company learned that the shareholder's attorneys had filed a derivative action on June 21, 1995 in Case No. CV750498 in the Superior Court of the State of California, County of Santa Clara, Joel Feldman, Plaintiff, vs. R. Mabry, R. Gesell, G. Reyes, K. William Sickler,
             W. Welling, Western Micro Technology, and Reptron Electronics, Inc., Defendants, and Western Micro Technology, Inc., Nominal





                                    6 of 19

         Defendant. On July 18, 1995, an order of dismissal without prejudice was entered by the Court and notice thereof given to counsel for the parties.

Note 6: The Consolidated Statement of Operations for the three and six months ended June 30, 1994 and the Consolidated Statement of Cash Flows for the six months ended June 30, 1994 have been restated to reflect the acquisition of First Computer Corporation as a pooling of interests in the fourth calendar quarter of 1994.

Note 7: As of September 30, 1994, the Company discontinued its Testing Division. Operating results of this division are included in the Consolidated Statements of Operations for the three months and six months ended June 30, 1994, under the caption, "Discontinued Operations, Net of Taxes." Revenues applicable to the Testing Division were $839,000 for the quarter ended June 30, 1994 and $1,551,000 for the six months ended June 30, 1994. As of September 30, 1994, remaining assets of the Testing Division amounted to $193,000 and liabilities amounted to $510,000.

Note 8: On July 26, 1995, the Company sold its electronic components distribution assets to Tampa, Florida-based Reptron Electronics, Inc. (Nasdaq: REPT). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale included the Company s semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron Electronics, Inc. assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,326,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $973,000 increase to inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,274,000. See Item 5 for certain unaudited pro forma financial information concerning the transaction.

                                    7 of 19

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Events

       On July 26, 1995, the Company sold its electronic components distribution assets to Tampa, Florida-based Reptron Electronics, Inc. (Nasdaq:
REPT). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale, which was approved by the Comopany's shareholders, included the Company's semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron Electronics, Inc. assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,326,000 were non-cash write-offs comprised of $1,353,000 in goodwill and a $973,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,274,000. The Company will now focus its efforts on its mid-range computer systems distribution business, concentrating on solution sales and services to Value Added Resellers, Integrators, and Original Equipment Manufacturers (OEMs).

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

       The Company s revenues and gross profits for the quarter were generated entirely from the distribution business, a result of the discontinuance of the Company s Testing Division in the quarter ended September 30, 1994 (see Note
7). The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarter ended June 30, 1994 have been restated to reflect this change as well as to reflect the acquisition of First Computer Corporation, as a pooling of interests, in the fourth calendar quarter of 1994.

       Net sales for the three months ended June 30, 1995 were relatively flat compared to the same period one year ago. However, sales related to the ongoing mid-range computer systems business were approximately $19,583,000 for the three months ended June 30, 1995, compared to $14,399,000 for the three months ended June 30, 1994, an increase of 36%. Semiconductor components sales, representing the balance of the reported consolidated net sales, decreased 33% as a result of the loss of eight semiconductor component lines in the 18 month period ending June 30, 1995. Gross profit as a percentage of net sales for the three months ended June 30, 1995 was 11.98% compared to 15.07% for the same period one year ago. The decrease in gross profit was attributable to the lower average selling prices of component products, mainly memories, and the effect of the increase in mid-range computer systems sales, which typically yield a lower gross profit.

       Selling, general, and administrative expense remained flat for the three months ended June 30, 1995, compared to the same period one year ago.





                                    8 of 19

       Interest expense increased 35.4% in the three months ended June 30, 1995 versus June 30, 1994 due to increased bank borrowings.

       As of June 30, 1995, the Company was in violation of a profitability and debt to equity covenant required by its line of credit provider. The Company has received a waiver for such covenants.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

       Net sales for the six months ended June 30, 1995 were 7.2% higher than for the comparable period one year ago. Sales related to the ongoing mid-range computer systems business were approximately $36,897,000 for the six months ended June 30, 1995 compared to $28,320,000 for the six months ended June 30, 1994, an increase of 30.3%. Semiconductor components sales, representing the balance of the reported consolidated net sales, decreased 14.0% as a result of the loss of eight semiconductor component lines in the 18 month period ending June 30, 1995. Gross profit as a percentage of net sales for the six months ended June 30, 1995 was 12.03%, compared to 13.65% for the same period one year ago. The decrease in gross profit was attributable to the lower average selling prices of component products and an increase in mid-range computer systems sales, which typically yield a lower gross profit.

       Selling, general, and administrative expenses increased 11.1% in the six months ended June 30, 1995 from the same period a year ago due to several factors which occurred almost entirely in the first three months of the current fiscal year. A Chief Executive Officer had not been hired until April 1994, and a Senior Vice President to run its semiconductor components group had not been hired until June 1994. In addition, operating expenses associated with National Information Systems, Inc. (NIS) accounted for as stock purchase, are not included until its acquisition on June 1, 1994. Also, during the first three months of the current fiscal year, the Company had incurred significant development and promotional expense related to its Design Shop internet electronic catalog.

       Interest expense increased 51.9% in the six months ended June 30,1995 versus June 30, 1994 due to increased bank borrowings.

       As of June 30, 1995, the Company was in violation of a profitability and debt to equity covenant required by its line of credit provider. The Company has received a waiver for such covenants.

Liquidity and Capital Resources

       Net cash provided by operating activities during the six months ended June 30, 1995 totaled $1,042,000 compared to the net cash used by operating activities of $1,235,000 for the six months ended June 30, 1994.

       As a result of the sale of assets related to the Company s semiconductor components group, the Company recorded a restructuring charge of $3,600,000.
Of this amount, $2,326,000




                                    9 of 19
was for non-cash write-offs comprised of $1,353,000 in goodwill and a $973,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,274,000.

       The increase in accounts payable of $2,714,000 is due to increased inventory purchases required to meet sales demand for mid-range computer systems product during the last weeks of the quarter and to satisfy sales backorder demands for the beginning of the subsequent quarter, without a concurrent increase in net inventory balances.

       The Company has required substantial working capital to finance inventories, accounts receivable capital expenditures and ongoing operational losses and has financed its working capital requirements primarily through bank borrowings.

       In conjunction with the aforementioned asset sale, the Company has renegotiated its line of credit from $15 million to $10 million, collateralized by trade accounts receivable and inventory, on terms substantially similar to those of the former $15 million line of credit. The approximate $8,200,000 cash payment received from the sale (excluding $1,000,000 held back in escrow) was used to retire most of the outstanding balance on the Company's line of credit. With its short term debt significantly reduced, the Company believes the current line of credit should provide sufficient resources to fund its operations through the fiscal year ended December 31, 1995. Borrowings under the $15 million line of credit were $8,691,000 as of June 30, 1995.

Factors Affecting Future Results

       The Company's past operating results have been and its future operating results will be, subject to the variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations as a result of a number of factors, including the addition or loss of key suppliers or customers, price competition and changes in the supply and demand for computer products. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have a material adverse impact on the Company's profitability. The Company's future success depends in part on the continued service of its key personnel, and its ability to identify and hire additional personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. Loss of the services of, or failure to recruit, key sales and management personnel could be significantly detrimental to the Company.





                                    10 of 19

                          PART II.  OTHER INFORMATION


Item 1 Legal proceedings. In the course of its business, the Company is sometimes named as a defendant in litigation. On May 22, 1995, Joel Feldman, a shareholder of the Company, by and through his attorneys, made written derivative demand upon the Board, inter alia, to cancel, terminate or otherwise not consummate the sale of the electronic semiconductor components distribution business to Reptron Electronics, Inc. (the "Transaction") on the grounds that the proceeds to be paid the Company on account of the Transaction allegedly are unconscionable, unfair and grossly inadequate. Counsel for the Company responded to the derivative demand by notifying the shareholder's attorneys of the Company's intention to hold a special meeting of Shareholders to consider a proposal to approve the Transaction. On June 27, 1995, the Company learned that the shareholder's attorneys had filed a derivative action on June 21, 1995 in Case No. CV750498 in the Superior Court of the State of California, County of Santa Clara, Joel Feldman, Plaintiff, vs. R. Mabry, R. Gesell, G. Reyes, K. William Sickler,
             W. Welling, Western Micro Technology, and Reptron Electronics, Inc., Defendants, and Western Micro Technology, Inc., Nominal Defendant. The complaint in the derivative action (the "Complaint") was filed purportedly on behalf of a class of persons consisting of all shareholders of the Company and names the Company, the Purchaser and the entire Board as defendants. The Complaint sought to enjoin the consummation of the Transaction under the terms proposed. The Complaint also sought recovery of compensatory and punitive damages and attorney's fees based on allegations that defendants participated in the breach of fiduciary duties owed to the Company, including asserted abuse of control and waste of corporate assets. On July 18, 1995, an order of dismissal without prejudice was entered by the Court and notice thereof given to counsel for the parties.

Item 2       Changes in Securities.  None.

Item 3       Defaults on Senior Securities.  None.

Item 4       Submission of Matters to a Vote of Security Holders.  None.





                                    11 of 19

Item 5       Other Information.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The following Unaudited Pro Forma Condensed Consolidated Financial Statements are based upon the consolidated historical financial statements of the Company adjusted to give effect to the sale of the Company's electronic component semiconductor business to Reptron Electronics, Inc., which closed on July 26, 1995 (the "Transaction").

  The Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1995 gives effect to the elimination of the disposed business assuming that the disposition had taken place on June 30, 1995 and the cash proceeds had been received at that time. The Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended December 31, 1994 and the six months ended June 30, 1995 give effect to the elimination of the disposed business assuming the disposition of the business had taken place on January 1, 1994.

  The Company did not declare any cash dividends per common share during the periods for which financial data is presented. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.





                                    12 of 19

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                AT JUNE 30, 1995

                    (in thousands, except per share amounts)

                                  (Unaudited)

                                                      WMT, Inc.                          Computer Systems
                                                    Consolidated                             Business
                                                    Balance Sheet    Components Group        Pro Forma
                                                     at June 30,        Disposition        Balance Sheet
                                                        1995            Adjustments      at June 30, 1995
                                                    ------------        -----------      ----------------
                                                                             (1)

Assets
------
Current assets:
  Cash                                                  $    176          $     --               $    176
  Escrow receivable                                                          1,000 (a)              1,000
  Trade accounts receivable, net                          14,735            (5,037)(b)              9,698
  Inventories, net                                        18,378            (7,204)(c)             11,174
  Other current assets                                       940                --                    940
                                                        --------          --------               --------
          Total current assets                            34,229           (11,241)                22,988
Property and equipment, net                                1,222               (78)(d)              1,144
Goodwill, net                                                 --                --                     --
Other Assets                                                 215                --                    215
                                                        --------          --------               --------
          Total assets                                  $ 35,666          $(11,319)              $ 24,347
                                                        ========          ========               ========

Liabilities
-----------

Current liabilities:
  Notes Payable                                         $  8,691          $ (8,052)(e)           $    639
  Current portion of capital leases                          102                --                    102
  Accounts payable                                        14,662            (3,361)(f)             11,301
  Accrued expenses                                         2,838                --                  2,838
                                                        --------          --------               --------
          Total current liabilities                       26,293           (11,413)                14,880

Capital lease obligations, less current portion               91                --                     91
Other                                                        387                --                    387
                                                        --------          --------               --------
          Total liabilities                               26,771           (11,413)                15,358


Shareholder's equity
--------------------
Preferred Stock                                               --                                       --
Common Stock                                              13,915                                   13,915

Retained earnings                                         (5,020)               94 (d)                (4,926)
                                                        ---------          -------               --------
Total Shareholders' equity                                 8,895                94                  8,989
                                                        --------          --------               --------
Total liabilities and shareholder's equity              $ 35,666          $(11,319)              $ 24,347
                                                        ========          ========               ========

Book Value Per Common Share (2)                         $   2.40                                 $   2.43
                                                        ========                                 ========

  See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements





                                    13 of 19

        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 1995

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                                                                              Computer
                                                    WMT, Inc.                                 Systems
                                                   Consolidated         Components            Business
                                                 Six months ended         Group              Pro Forma
                                                     June 30,          Disposition       Six months ended
                                                       1995            Adjustments         June 30, 1995
                                                   ------------        -----------         -------------
                                                                            (3)
   Net sales                                          $ 63,515           $ 26,618              $ 36,897
   Cost of goods sold                                   55,875             22,743                33,132
                                                      --------                                 --------

   Gross profit                                          7,640                                    3,765
                                                      --------                                 --------
   Gross profit as % of net sales                        12.03%                                   10.20%

   Selling, general and administrative
   expenses                                              9,044              5,233                 3,811
   Restructuring costs                                   3,600             (3,600)                   --
                                                      --------                                 --------

   Operating loss                                       (5,004)                                     (46)
   Interest expense (net)                                  562                562                    --

   Other income (expense)                                   31                 14                    17
                                                      --------                                 --------
   Loss from operations before income
     taxes                                              (5,535)                                     (29)

   Provision for income taxes                               --                                       --
                                                      --------           --------              --------
   Loss from continuing operations                    $ (5,535)                                $    (29)
                                                      ========                                 ========
   Loss per common share from
     continuing operations                            $  (1.49)          $  (1.18)             $  (.01)
                                                      ========           ========              ========
   Number of shares used in per share
     calculation                                         3,705                                    3,705
                                                      ========                                 ========



  See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements





                                    14 of 19

        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                          YEAR ENDED DECEMBER 31, 1994

                    (In thousands, except per share amounts)

                                  (Unaudited)

                                                    WMT, Inc.                            Computer Systems
                                                   Consolidated                              Business
                                                   Fiscal Year         Components            Pro Forma
                                                      Ended               Group             Year Ended
                                                   December 31,        Disposition         December 31,
                                                       1994            Adjustments             1994
                                                   ------------        -----------         ------------
                                                                           (3)                       (4)
   Net sales                                          $119,285           $ 59,351               $ 59,934
   Cost of goods sold                                  102,662             49,423                 53,239
                                                      --------                                  --------

   Gross profit                                         16,623                                     6,695
                                                      --------                                  --------

   Gross profit as % of net sales                       13.94%                                    11.17%
   Selling, general and
     administrative expenses                            16,968             10,122                  6,846
                                                      --------                                  --------

   Operating loss                                         (345)                                     (151)

   Interest expense (net)                                  884                884                     --
   Other income (expense)                                   10                  5                      5
                                                      --------                                  --------

   Loss from operations before income
     taxes                                              (1,219)                                     (146)

   (Benefit from)/Provision for
     income taxes                                         (217)              (217)                    --
                                                      --------                                  --------
   Loss from continuing operations                    $ (1,002)                                 $   (146)
                                                      ========                                  ========

   Loss per common share from
     continuing operations                            $  (0.27)                                 $  (0.04)
                                                      ========                                  ========

   Number of shares used in per share
     calculation                                         3,669                                     3,669
                                                      ========                                  ========


  See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements





                                    15 of 19

NOTES TO THE UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AT JUNE 30, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1994 AND THE SIX MONTHS ENDED JUNE 30, 1995

                            Balance Sheet Footnotes
NOTE 1:

(a)       Amount held back in escrow.

(b)       Semiconductor components receivable acquired by Purchaser.

(c)       Purchaser acquired $7,204,000 in semiconductor components inventory.

(d) Net book value of $78,000 in equipment acquired by Purchaser and associated gain on sale of $94,000.

(e) Cash proceeds of $8,052,000 used to retire most of the Note Payable of $8,691,000.

(f) Purchaer's assumption of $3,361,000 in components-related trade accounts payable.


NOTE 2:

  The $.03 difference between the historical and pro forma per common share book values indicated is attributable to the $94,000 net gain on the sale of equipment.


                           Income Statement Footnotes
NOTE 3:

  Eliminates the operating results of the Components Group included in Western Micro Technology, Inc.'s consolidated statement of operations for the six months ended June 30, 1995 and the fiscal year ended December 31, 1994. Eliminates interest expense associated with Notes Payable assuming proceeds of transaction used to retire all short term debt on January 1, 1994. For the six months ended June 30, 1995, also includes the reversal of nonrecurring costs associated with the disposal of the components group and related restructuring.

NOTE 4:

  Includes $384,000 in non-recurring non-cash compensation expense related to the acquisition of First Computer Corporation in December 1994.




                                    16 of 19

Item 6       Exhibits and Reports on Form 8-K.

             A -    Exhibit 11.1.  Computation of (Loss) Income Per Share
                    ------------

             B -    Reports on Form 8-K.  The Company filed a Form 8-K dated
                    -------------------
                    April 17, 1995 under Item 5 thereof announcing the signing of a letter of intent with Reptron Electronics, Inc.






                                    17 of 19

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Registrant:

                                   WESTERN MICRO TECHNOLOGY, INC.



Dated:  August 14, 1995            By          /s/  P. SCOTT MUNRO
                                      ----------------------------------------
                                                  P. Scott Munro
                                         Chief Executive Officer, President



Dated:  August 14, 1995            By           /s/  JAMES W. DORST
                                      ----------------------------------------
                                                   James W. Dorst
                                              Chief Financial Officer





                                    18 of 19

                               INDEX TO EXHIBITS


 EXHIBIT                                                                                        PAGE
 -------                                                                                        ----

   11.1          Computation of (Loss) Income Per Share for the Three and Six Months
                 Ended June 30, 1995 and 1994





                                    19 of 19