Form 10-Q
period 1995-09-30
WESTERN MICRO TECHNOLOGY INC
filed 1995-11-14
CIK 715842

                      Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q


/x/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995    Commission File Number 0-11560
------------------------------------    ------------------------------


                         WESTERN MICRO TECHNOLOGY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                California                               94-2414428
       ----------------------------         -----------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

  254 E. Hacienda Avenue, Campbell, CA                     95008
 ---------------------------------------                 ----------
 (Address of principal executive offices)                (Zip Code)

              (408) 379-0177                       12900 Saratoga Avenue
     -------------------------------                Saratoga, CA  95070
     (Registrant's telephone number,            ----------------------------
           including area code)                 (Former name, former address
                                                   and former fiscal year,
                                                if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES  /x/     NO  / /

     Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at September 30, 1995
             -------                    ---------------------------------
Common Shares, without par value                    3,708,738

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                             Page

PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Three and      3
Nine Months Ended September 30, 1995 and 1994

Consolidated Balance Sheets at September 30, 1995 and        4
December 31, 1994

Consolidated Statements of Cash Flows for the Nine Months    5
Ended September 30, 1995 and 1994

Notes to Consolidated Financial Statements                   6

Management's Discussion and Analysis of Financial            8
Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                   11

Item 4.  Submission of Matters to a Vote of Securityholders  11

Signatures                                                   14

Index to Exhibits                                            15


                                     2 of 15

              WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)




                           For the Three Months    For the Nine Months
                            Ended September 30,    Ended September 30,
                           --------------------    -------------------

                             1995       1994       1995       1994

Net sales                    $ 21,292   $ 28,786   $ 84,807   $ 88,057
Cost of goods sold             18,659     24,501     74,534     75,684
                             --------   --------   --------   --------
  Gross profit                  2,633      4,285     10,273     12,373
                             --------   --------   --------   --------
  Gross profit as % of net      12.37%     14.89%     12.11%     14.05%
    sales
Selling, general and            2,366      3,976     11,410     12,120
  administrative expenses
Restructuring costs                --         --      3,600         --
                             --------   --------   --------   --------
  Operating income (loss)         267        309     (4,737)       253
Interest expense (net)            139        218        702        588
Other income (expense)              2         (9)        34        (11)
                             --------   --------   --------   --------
Income (loss) from                130         82     (5,405)      (346)
  operations before income
  taxes
Provision for income taxes         --          7         --         97
                             --------   --------   --------   --------
  Income (loss) from              130         75     (5,405)      (443)
    continuing operations
Discontinued operations,
  net of taxes:
  Income from discontinued         --         88         --        450
    operations
  Estimated loss on                          (63)                  (63)
    disposition
                             --------   --------   --------   --------
Net income (loss)            $    130   $    100   $ (5,405)   $   (56)
                             ========   ========   ========   ========
Net income (loss) per
  common share:
  Continuing operations      $   0.03   $   0.02   $  (1.46)  $  (0.13)
  Discontinued operations    $     --   $   0.01   $     --   $   0.11
                             --------   --------   --------   --------
    Net income (loss) per    $   0.03   $   0.03   $  (1.46)  $  (0.02)
      common share
                             ========   ========   ========   ========
Number of shares used in        3,792      3,488      3,706      3,474
  per share calculation
                             ========   ========   ========   ========

The accompanying notes are an integral part of the financial statements

                                     3 of 15

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (Unaudited)


                     ASSETS                       September 30,   December 31,
                                                      1995            1994
                                                  -------------   ------------
Current Assets:
  Cash                                               $     76        $    138
  Trade accounts receivable, net of allowance          11,166          15,170
    for doubtful accounts of $576 at
    September 30, 1995 and $393 at December 31,
    1994
  Inventories, net                                      9,843          18,959
  Other current assets                                  2,112           1,095
                                                     --------        --------
       Total current assets                            23,197          35,362
Property and equipment, net                             1,358             889
Goodwill, net of accumulated amortization                  --           1,389
Other assets                                              214             258
                                                     --------        --------
  TOTAL ASSETS                                       $ 24,769        $ 37,898
                                                     ========        ========

                   LIABILITIES

Current liabilities:
  Notes payable                                      $  2,959        $  9,175
  Current portion of capital leases                        88              86
  Accounts payable                                     10,397          11,949
  Accrued expenses                                      1,832           1,818
                                                     --------        --------
       Total current liabilities                       15,276          23,028
Capital lease obligations, less current portion            72              65
Other                                                     396             381
                                                     --------        --------
  TOTAL LIABILITIES                                    15,744          23,474

Commitments and contingencies (Note 5)

              SHAREHOLDERS' EQUITY

Preferred Stock, without par value, 10,000,000
  shares authorized; none issued and outstanding
Common Stock, without par value, 10,000,000            13,915          13,909
  shares authorized; issued and outstanding:
  3,708,738 at September 30, 1995 and 3,702,007
  at December 31, 1994
Retained earnings (deficit)                            (4,890)            515
                                                     --------        --------
    TOTAL SHAREHOLDERS' EQUITY                          9,025          14,424
                                                     --------        --------
  TOTAL LIABILITIES & EQUITY                         $ 24,769        $ 37,898
                                                     ========        ========

   The accompanying notes are an integral part of these financial statements.

                                     4 of 15

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)


                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                            1995         1994
                                                            ----         ----
Cash flows from operating activities:
   Net loss                                              $ (5,405)       $ (56)
   Adjustments to reconcile net loss to net cash
    provided
   (used) by operating activities:
  Disposal of property and equipment                          (87)          28
  Depreciation and amortization                               404          318
  Provision for doubtful accounts receivable                  291           73
  Provision for restructuring costs                         1,325            0

Change in assets and liabilities:
   Accounts receivable                                      3,712       (2,432)
   Inventories                                              8,044       (3,369)
   Other current assets                                       335         (418)
   Other assets                                                43           48
   Accounts payable                                        (1,551)       3,003
   Accrued expenses and other                                (224)         899
                                                          -------      -------
    Net cash provided (used) by operating activities        6,887       (1,906)
                                                          -------      -------

Cash flows from investing activities:
   Net acquisition of property and equipment                 (917)        (370)
   Proceeds from sale of property and equipment               168            0
                                                          -------      -------
    Net cash used by investing activities                    (749)        (370)
                                                          -------      -------

Cash flows from financing activities:
   Proceeds from short-term borrowings                     78,126       89,045
   Repayments of short-term borrowings                    (84,342)     (86,949)
   Payments on lease obligations                              (91)         (54)
   Proceeds from exercise of stock options                      6           70
   Proceeds from equipment loan                               101          116
   Cash acquired by acquisition                                --           58
                                                          -------      -------
    Net cash provided (used) by financing activities       (6,200)       2,286
                                                          -------      -------

Net increase (decrease) in cash                               (62)          10
Cash--beginning of period                                     138          414
                                                          -------      -------
Cash--end of period                                       $    76      $   424
                                                          =======      =======


   The accompanying notes are an integral part of these financial statements.

                                     5 of 15

                WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995
                                   (Unaudited)

Note 1: The unaudited consolidated financial statements which include the accounts of Western Micro Technology, Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for a full year or for any other period. These financial statements should be read in conjunction with the Financial Statements and the notes thereto included in the Company's latest Audited Financial Statements for the year ended December 31, 1994.

Note 2: The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 3: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

Note 4: Supplemental Cash Flow Information: Cash paid for interest in the nine-month period ended September 30, 1995 and 1994 was $728,000 and $524,000 respectively.

Note 5: In the course of its business, the Company is sometimes named as a defendant in litigation. On June 27, 1995, the Company learned that the shareholder's attorneys had filed a derivative action on June 21, 1995 in Case No. CV750498 in the Superior Court of the State of California, County of Santa Clara, Joel Feldman, Plaintiff, vs. R.
                                               -------------------------------
            Mabry, R. Gesell, G. Reyes, K. William Sickler, W. Welling, Western
            -------------------------------------------------------------------
            Micro Technology, and Reptron Electronics, Inc., Defendants, and
            ----------------------------------------------------------------
            Western Micro Technology, Inc., Nominal Defendant.  On July 18,
            -------------------------------------------------
            1995, an order of dismissal without prejudice was entered by the Court and notice thereof given to counsel for the parties.

Note 6: The Consolidated Statement of Operations for the three and nine months ended September 30, 1994 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1994 have been restated to reflect the acquisition of First Computer Corporation as a pooling of interests in the fourth calendar quarter of 1994.

                                     6 of 15

Note 7: As of September 30, 1994, the Company discontinued its Testing Division. Operating results of this division are included in the Consolidated Statements of Operations for the three months and nine months ended September 30, 1994, under the caption, "Discontinued Operations, Net of Taxes." Revenues applicable to the Testing Division were $564,000 for the quarter ended September 30, 1994 and $2,116,000 for the nine months ended September 30, 1994. As of September 30, 1994, remaining assets of the Testing Division amounted to $193,000 and liabilities amounted to $510,000.

Note 8: On July 26, 1995, the Company sold its electronic components distribution assets to Tampa, Florida-based Reptron Electronics, Inc. (Nasdaq: REPT). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale included the Company s semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron Electronics, Inc. assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,326,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $973,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,274,000. Pro forma operating results for the nine month periods ended September 30, 1995 and September 30, 1994, prepared as if the disposition had taken place on January 1, 1994, are as follows:

                                 Computer Systems Business Pro Forma
                               for the Nine Months Ended September 30,
                               --------------------------------------
                                      1995                  1994
                                      ----                  ----
Net sales                           $56,558               $42,977
                                    =======              ========
Net income                          $   117              $    222
                                    =======              ========
Net income per common share         $  0.03              $   0.06
                                    =======              ========

                                     7 of 15

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Events
-------------

    On July 26, 1995, the Company sold its electronic components distribution assets to Tampa, Florida-based Reptron Electronics, Inc. (Nasdaq: REPT). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale, which was approved by the Company's shareholders, included the Company's semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron Electronics, Inc. assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,326,000 were non-cash write-offs comprised of $1,353,000 in goodwill and a $973,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,274,000. The Company is now focusing its efforts on its mid-range computer systems distribution business, concentrating on solution sales and services to Value Added Resellers, Integrators, and Original Equipment Manufacturers (OEMs).

Three Months Ended September 30, 1995 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1994
--------

    The Company's revenues and gross profits for the quarter were generated entirely from the distribution business, a result of the discontinuance of the Company's Testing Division in the quarter ended September 30, 1994 (see Note 7). The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the quarter ended September 30, 1994 have been restated to reflect this change as well as to reflect the acquisition of First Computer Corporation, as a pooling of interests, in the fourth calendar quarter of 1994.

    Net sales for the three months ended September 30, 1995 were $21,292,000, compared to $28,786,000 for the three months ended September 30, 1994, a decrease of 26%. However, sales related to the ongoing mid-range computer systems business were approximately $19,661,000 for the three months ended September 30, 1995 compared to $15,602,000 for the three months ended September 30, 1994, an increase of 26%. Semiconductor components sales, representing the balance of the reported consolidated sales, decreased 90%, due entirely to the aforementioned sale of the Company's components distribution assets. Gross profit as a percentage of net sales for the three months ended September 30, 1995 was 12.37% compared to 14.89% for the same period one year ago. The decrease in gross profit is also due to the sale of the Company's components distribution assets. The sale early in the quarter, allowed a substantial increase in the mid-range computer systems sales, which typically yield a lower gross profit when compared to the gross profit of components products.

                                     8 of 15

    Selling, general, and administrative expenses decreased 40.5% for the three months ended September 30, 1995 due to several factors, of which the most significant being the sale of the Company's components distribution assets and the transfer of components' employees and infrastructure to Reptron Electronics, Inc. In relation to its ongoing mid-range computer business, the Company effected a reduction in force, consolidated its executive, administrative, distribution and integration facilities into one location, and aggressively cut back sales related expenses, which included the modification of all sales commission plans.

    Interest expense decreased 36.2% in the three months ended September 30, 1995 versus September 30, 1994 due to a reduction in bank borrowings, a result of the retirement of debt from the proceeds received from the sale of the Company's components distribution assets.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1994
----

    Net sales for the nine months ended September 30, 1995 were 3.7% lower than for the comparable period one year ago. Sales related to the ongoing mid-range computer systems business were approximately $56,476,000 compared to $44,397,000 for the nine months ended September 30, 1994, an increase of 27.2%. Semiconductor components sales, representing the balance of the reported consolidated net sales, decreased 37.3% as a result of the loss of eight semiconductor component lines in the 19 month period ending with date of the sale of the Company's components assets, and as a result of the sale itself. Gross profit as a percentage of net sales for the nine months ended September 30, 1995 was 12.11% compared to 14.05% for the same period one year ago. The decrease in gross profit was attributable to lower average selling prices of component products, and the sale of the Company's component assets. The sale early in the third quarter, allowed a significant increase in the mid-range computer systems sales, which typically yield a lower gross profit when compared to the gross profit of components products.

    Selling, general, and administrative expenses decreased 5.9% in the nine months ended September 30, 1995 from the same period a year ago due to several factors, of which the most significant being the sale of the Company's components distribution assets and the transfer of components' employees and infrastructure to Reptron Electronics, Inc. In relation to its ongoing mid-range computer business, the Company had a reduction in force, consolidated its executive, administrative, distribution and integration facilities into one location, and aggressively cut back sales related expenses, which included the modification of all sales commission plans.

    Interest expense increased 19.4% in the nine months ended September 30, 1995 versus September 30, 1994 due to increased bank borrowings during the first two quarters of the current year offset by decreased bank borrowings in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash provided by operating activities during the nine months ended September 30, 1995 totaled $6,887,000 compared to the net cash used by operating activities of $1,906,000 for the nine months ended September 30, 1994.

                                     9 of 15

    As a result of the sale of assets related to the Company's semiconductor components group, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,326,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $973,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,274,000.

    The decrease in accounts receivable of $3,712,000, the decrease in inventory of $8,044,000, and the decrease in accounts payable of $1,551,000, are all attributable to the sale of the Company's components distribution assets.

    The Company has required substantial working capital to finance inventories, accounts receivable, capital expenditures and ongoing operational losses and has financed its working capital requirements primarily through bank borrowings.

    In conjunction with the aforementioned asset sale, the Company has renegotiated its line of credit from $15 million to $10 million, collateralized by trade accounts receivable and inventory, on terms substantially similar to those of the former line of credit. The approximate $8,200,000 cash payment received from the sale (excluding $1,000,000 held back in escrow) was used to retire most of the outstanding balance on the Company's line of credit. With its short term debt significantly reduced, the Company believes the current line of credit should provide sufficient resources to fund its operations through the fiscal year ended December 31, 1995. Borrowings under the current line of credit were $2,959,000 as of September 30, 1995.

    As of September 30, 1995, the Company was in violation of a tangible net worth covenant required by its line of credit provider. The Company has received a waiver for this covenant.

Factors Affecting Future Results
--------------------------------

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

                                    10 of 15

                          PART II.  OTHER INFORMATION

Item 1  Legal proceedings.  In the course of its business, the Company is
        -----------------
        sometimes named as a defendant in litigation. On May 22, 1995, Joel Feldman, a shareholder of the Company, by and through his attorneys, made written derivative demand upon the Board, inter alia, to cancel, terminate or otherwise not consummate the sale of the electronic semiconductor components distribution business to Reptron Electronics, Inc. (the "Transaction") on the grounds that the proceeds to be paid the Company on account of the Transaction allegedly are unconscionable, unfair and grossly inadequate. Counsel for the Company responded to the derivative demand by notifying the shareholder's attorneys of the Company's intention to hold a special meeting of Shareholders to consider a proposal to approve the Transaction. On June 27, 1995, the Company learned that the shareholder's attorneys had filed a derivative action on June 21, 1995 in Case No. CV750498 in the Superior Court of the State of California, County of Santa Clara, Joel Feldman, Plaintiff,
                                                        ------------------------
        vs. R. Mabry, R. Gesell, G. Reyes, K. William Sickler, W. Welling,
        ------------------------------------------------------------------
        Western Micro Technology, and Reptron Electronics, Inc., Defendants, and
        ------------------------------------------------------------------------
        Western Micro Technology, Inc., Nominal Defendant.  The complaint in the
        --------------------------------------------------
        derivative action (the "Complaint") was filed purportedly on behalf of a class of persons consisting of all shareholders of the Company and names the Company, the Purchaser and the entire Board as defendants. The Complaint sought to enjoin the consummation of the Transaction under the terms proposed. The Complaint also sought recovery of compensatory and punitive damages and attorney's fees based on allegations that defendants participated in the breach of fiduciary duties owed to the Company, including asserted abuse of control and waste of corporate assets. On July 18, 1995, an order of dismissal without prejudice was entered by the Court and notice thereof given to counsel for the parties.

Item 4  Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

    At the Special Meeting of Shareholders on July 21, 1995, the following proposal was voted on and approved by the holders of 2,019,820 shares of common stock representing 55% of the outstanding shares, which were represented at the meeting:

    To approve the sale of the Company's components assets:

                       Votes         Votes         Broker
      Votes For       Against       Abstain       Non-Votes
      ---------       -------       -------       ---------
      1,863,367       137,315       19,138           -0-


    At the Annual Meeting of Shareholders on October 2, 1995, the following proposals were voted on and approved by the holders of 3,283,392 shares of common stock representing 89% of the outstanding shares, which were represented at the meeting:

                                    11 of 15

    1)  The election of the following persons to the Board of Directors:


                                                Votes
        Director              Votes For        Withheld
        --------              ---------        --------
   James J. Heffernan         3,232,100         51,292
   Jerome A. Martin           3,238,000         45,392
   P. Scott Munro             3,238,000         45,392
   K. William Sickler         3,236,200         47,192
   J. Larry Smart             3,238,800         44,592
   William H. Welling         3,215,523         67,869


    2)  To approve the adoption of the Company's 1995 Employee Stock Purchase
        Plan:

                          Votes        Votes         Broker
         Votes For       Against      Abstain       Non-Votes
         ---------       -------      -------       ---------
         3,013,979       108,849      112,502         48,062


    3) To ratify the designation of Coopers & Lybrand as independent accountants for the year ending December 31, 1995:


                         Votes        Votes         Broker
        Votes For       Against      Abstain       Non-Votes
        ---------       -------      -------       ---------
        3,258,025        9,967        15,400          -0-



                                    12 of 15

Item 6  Exhibits and Reports on Form 8-K.
        --------------------------------
        A - Exhibit 11.1.  Computation of Income (Loss) Per Share
            ------------
        B - Reports on Form 8-K.  The Company filed a Form 8-K dated July
            -------------------
            26, 1995, under Item 2 thereof, relating to the sale of the Company's electronic semiconductor computer distribution business to Reptron Electronics, Inc.

            The Company filed a Form 8-K/A, Amendment No. 1 under Item 2 thereof on October 10, 1995, which included certain pro forma financial data.

                                    13 of 15

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Registrant:

                            WESTERN MICRO TECHNOLOGY, INC.



Dated:  November 13, 1995   By      /s/ P. SCOTT MUNRO
                               -------------------------------------------------
                                        P. Scott Munro
                                 Chief Executive Officer, President



Dated:  November 13, 1995   By      /s/ JAMES W. DORST
                               -------------------------------------------------
                                        James W. Dorst
                                    Chief Financial Officer

                                    14 of 15

                               INDEX TO EXHIBITS


EXHIBIT
-------
 11.1   Computation of Income (Loss) Per Share for the Three and
        Nine Months Ended September 30, 1995 and 1994


                                    15 of 15