Form 10-K
period 1995-12-31
WESTERN MICRO TECHNOLOGY INC
filed 1996-04-01
CIK 715842

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
/x/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended   . . . . . . . . . . . . . . . . .  December 31, 1995

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from ____________________ to ____________________

Commission File Number   0-11560
                       ----------

                          WESTERN MICRO TECHNOLOGY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                California                              94-2414428
              --------------                          --------------
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)

   254 E. Hacienda Avenue, Campbell, CA                   95008
 ----------------------------------------               ---------
 (Address of principal executive offices)               (Zip Code)

              (408) 379-0177
            ------------------
     (Registrant's telephone number,
           including area code)


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

                              YES  /x/     NO  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $25,293,508 on February 29, 1996.

     The aggregate number of outstanding shares of Common Stock, without par value, of the registrant was 4,201,425 shares as of February 29, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant is hereby incorporating by reference into Part III of this Form 10-K certain portions of the registrant's definitive proxy statement with respect to the registrant's 1996 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

     When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Business--Factors Affecting Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                            INDEX TO 1995 FORM 10-K

Item No.                                                                  Page
- --------                                                                  ----
                                 PART I

1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .     6

4.   Submission of Matters to a Vote of Security Holders  . . . . . . .     6

     Executive Officers and Key Personnel of the Registrant . . . . . .     7

                                PART II

5.   Market for the Registrant's Common Stock and Related Stockholder
     Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .     9

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . .    10

8.   Financial Statements and Supplementary Data  . . . . . . . . . . .    14

9.   Changes In and Disagreements With Accountants on Accounting and
     Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .    33

                               PART III

10.  Directors and Executive Officers of the Registrant . . . . . . . .    33

11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .    33

12.  Security Ownership of Certain Beneficial Owners and Management . .    33

13.  Certain Relationships and Related Transactions . . . . . . . . . .    33

                               PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  .    35

                               PART I


ITEM 1.   BUSINESS
          --------

General
- -------

     Western Micro Technology, Inc. (the "Company") is a distributor of commercial mid-range computer systems, peripheral equipment and software, with its headquarters in Northern California's "Silicon Valley." The Company was incorporated under the name of Silicon Valley Services, Inc. on December 30, 1975 in the State of California.

     As a distributor of computer systems and peripheral equipment, the Company sells mid-range file servers and workstations, integrated personal computers and a full range of storage products and software.

     The Company's market covers the entire United States. The Company maintains two distribution centers, two integration centers and ten sales offices.

     On July 26, 1995, the Company sold its electronics components distribution assets to Reptron Electronics Inc. ("Reptron"). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale, which was approved by the Company's shareholders, included the Company's semi-conductor component inventory, certain receivables, furniture and equipment. In addition, Reptron assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000. As a result of the sale, the Company has focused its efforts on its mid-range computer distribution business, concentrating on sales and services to Value-Added Resellers ("VARs"), Integrators and Original Equipment Manufacturers ("OEMs"). On February 14, 1996, $211,184 was distributed from the escrow to the Company and the balance was paid to Reptron. Concurrent with the distribution of the escrow funds, Reptron returned approximately $789,000 of designated assets, valued at historical cost, to the Company. These designated assets were primarily comprised of semiconductor inventories. The Company has established reserves to offset any diminution in value of these assets and believes that there will be no material adverse impact to its financial statements as a result.

     On November 18, 1995, the Company acquired all of the common stock of International Parts, Inc. ("IPI"), a privately held Texas corporation, for 300,000 shares of the Company's common stock. Of this stock, 30,000 shares are held in escrow until August 15, 1996 to serve as a source of certain specified rights under the Agreement and Plan of Reorganization with IPI. IPI is involved primarily in the distribution of computer systems and peripheral equipment. The acquisition has been accounted for as a purchase with the result that IPI's operations are included in the Company's financial statements from the purchase date. For the fiscal year ended December 31, 1995, IPI revenues of $779,000 were included in the Company's financial statements. For the fiscal year ended December 31, 1994, IPI had revenues of $15,200,000 with net income of $90,000.

Distribution Activities
- -----------------------

     The Company is a specialty distributor of mid-range computer systems, peripheral equipment and software. Manufacturers of these products generally consider independent franchised distributors, such as the Company, to be an important extension of their sales and marketing activities and are moving more of their business into this channel. As a distributor, the Company sells, processes orders, delivers and services (if necessary) the manufacturers' products, relieving the manufacturer of a portion of the costs associated with such functions, including the investment in accounts receivable and inventory, while offering customers off-the-shelf delivery. For the fiscal year ended December 31, 1995, the Company's computer systems group accounted for approximately 74% of the Company's overall distribution revenues. The remaining percentage was derived from the Company's semiconductor component distribution group before it was sold to Reptron.

     The Company has a broad base of customers in the computer, industrial, instrumentation, telecommunications and consumer products markets. No single distribution customer accounted for more than 10% of the Company's net distribution sales during the year ended December 31, 1995. Distribution is presently conducted from the Company's major distribution center in Campbell, California and its facility in Burr Ridge, Illinois. The Company also has ten sales offices located in: Westlake Village, Anaheim and Campbell, California; Burr Ridge, Illinois; Mt. Laurel, New Jersey; San Antonio, Texas; Colorado Springs, Colorado; Atlanta, Georgia; Burlington, Massachusetts and Raleigh, North Carolina.

     Mid-range systems distribution is one of the fastest growing segments of the computer industry. As prices for computer systems and peripheral equipment have declined and as the systems themselves have become more complex, the market for these systems has increased and the cost to manufacturers of providing a field sales force of skilled personnel for on-site customer presentation has become uneconomical except with respect to large customers. Accordingly, manufacturers of such equipment are beginning to rely on distributors to augment their sales marketing efforts.

     The Company specializes in selling commercial multi-user computer systems and a full range of disk drives, optical and board level products, and software. The major customers for these products are VARs, who purchase computer hardware from the Company, generally incorporate vertical market software, and sell an integrated computer system to an end-user customer or OEM.
The Company offers such organizations a single source for hardware, software, and service needs. The Company makes available to its systems customers a wide range of pre- and post-sales support from its technical support group. During the year ended December 31, 1995, the Company estimates that OEMs accounted for 25% of the Company's systems sales and VARs accounted for 75%. In addition, other value-added functions are conducted in the Company's technology and integration centers located in Campbell, California and Burr Ridge, Illinois, which offer "turnkey" system assembly, bundling and construction. These centers accounted for approximately 14% of the Company's systems revenues for the year ended December 31, 1995.

     The Company offers customers in-warranty and out-of-warranty service options under which all repairs and maintenance services, including parts and labor, are performed at Company premises for vendors with which the Company has service agreements. Because the Company generally performs these services more rapidly than manufacturers under their warranties, many customers elect this option. To date, revenue from these services has not been significant.

     Currently, the Company acts as a franchised distributor for approximately 30 manufacturers of computer systems, peripheral equipment and software. The Company maintains an on-going program for evaluation of new and existing products and suppliers through market research and customer and supplier consultations. During the year ended December 31, 1995, approximately 50% of the Company's net sales were of systems products manufactured by International Business Machines Corporation ("IBM"), American Telephone and Telegraph Company, NCR Corporation, DTK Computer, Inc. and Wyse Technology, Inc. The Company estimates that typical orders for integrated computer systems range from approximately $10,000 to $300,000. During 1995, the Company enhanced its product offerings with the additions of IBM software and mid-range products from Unisys Corporation.

     Marketing of computer systems, peripheral equipment and software is currently conducted from all of the Company's locations, with branch offices electronically linked to the Company's central computer in Campbell, California. This enables financial and operational information to be monitored on a real-time basis.

      To become an authorized distributor, the Company normally enters into a nonexclusive franchise agreement with a manufacturer that is typically cancelable by either party upon 30 to 120 days' prior written notice. Several of the franchise agreements with the manufacturers provide (i) that the manufacturer is obligated, in the event of cancelation by the manufacturer, to repurchase all of the products in the Company's inventory, (ii) that the Company has the right to return discontinued products and, to a specified percentage, inventory, in exchange for other products and (iii) that the Company has price protection in the form of credits for inventory items, where the price has been reduced by the manufacturer. Those manufacturers that do not have explicit provisions affording such protection in their franchise agreements with distributors such as the Company have, as a matter of policy, generally extended such protection to their distributors. However, in the absence of explicit provisions, there can be no assurance that such protection will continue to be extended in the future. If such protection were discontinued, the potential for inventory write-downs by the Company could be increased substantially.

Nature of Business and Competition
- ----------------------------------

     Although the Company's business is not seasonal to any material extent, its business is affected by trends affecting the electronics industry in general and mid-range computer markets in particular.

     The Company competes with national, regional, and local distributors in its marketing areas, some of which have substantially greater financial and marketing resources than the Company. These competitors can be classified into two types: fulfillment distributors and value-added distributors. The Company considers itself to be a value-added distributor. The Company also competes with its own suppliers, in some limited circumstances where franchise agreements require that orders below a certain volume be referred to the suppliers' franchised distributors. Competition is based primarily on product availability, availability of trade credit, price, level of service, and the reputation of the manufacturer.

     The Company views inventory management as a high priority function. The Company believes its inventory turns and incidence of slow-moving and obsolete inventory, which are monitored regularly, compare favorably with industry averages.

Factors Affecting Future Results
- --------------------------------

     The Company's past operating results have been, and its future operating results will be, subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations as a result of a number of factors, including the addition or loss of key suppliers or customers, price competition and changes in the supply and demand for computer products. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have a material adverse impact on the Company's profitability. The Company's future success depends in part on the continued service of its key personnel, and its ability to identify and hire additional personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. Loss of services of, or failure to recruit, key sales and management personnel could be significantly detrimental to the Company.

Marketing and Backlog
- ---------------------

     Systems and computer products are sold by sales personnel who regularly call on customers in assigned market areas, and by inside telephone sales personnel. Sales are coordinated by sales managers and product managers whose responsibilities include supplier and product selection and pricing. Compensation for marketing personnel is based primarily on attainment of specified gross profit margins and inventory turns.

     Although the Company receives volume purchase orders, not all such orders will necessarily result in sales, as most orders are subject to revision or cancelation without penalty. Consequently, the Company does not believe backlog is necessarily a meaningful indicator of sales for future periods.

Employees
- ---------

     As of December 31, 1995, the Company had 103 full-time employees, 77 of whom were in operations, and the balance of whom were in corporate administration. Approximately 50 of the employees engaged in operations were sales personnel, all of whom participate in ongoing training to keep current on the latest technological advances in their respective areas.

     The Company is not a party to any collective bargaining agreement and considers its employee relations to be good.

Impact of Environmental Restrictions
- ------------------------------------

     The Company believes that compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon its capital expenditures, operations, or competitive position.

Insurance
- ---------

     The Company presently carries broad insurance coverage including property damage, business interruption, general liability, product liability and directors and officers coverage. As a result of reduced availability of a variety of types of coverage offered by the insurance industry and increased premium costs, the Company may, in the future, be forced or may elect to become self insured for certain risks.


ITEM 2.   PROPERTIES
          ----------

     The Company's executive, administrative, principal telemarketing sales offices, main distribution warehouse and technology and integration center are located in a 35,563 square foot one-story facility located in Campbell, California. The facility is occupied under a lease for a monthly rent and other commitments of $24,183 through June 1997, during which time the rent will be increased pursuant to a schedule. The lease expires in June 2000.

     A total of 2,500 square feet of space is leased by the Company for its sales office in San Antonio, Texas, for a monthly rent of $1,750. The lease expires in November 1996.

     The leases for the Westlake Village and Anaheim, California offices, containing approximately 1,200 square feet and 2,400 square feet, respectively, provide for monthly rents and other commitments aggregating $1,987 per month. The Westlake Village lease expires in August 1996 and the Anaheim lease expires in June 1996.

     The lease for the Company's Burlington, Massachusetts facility covers 2,700 square feet, with a monthly rent and other commitments in the amount of $3,038. The lease on this facility expires in June 1996.

     Approximately 1,000 square feet of space is leased by the Company for its sales office in Raleigh, North Carolina, at a monthly rent of $1,100. The lease expires in January 1997.

     Approximately 10,200 square feet of space is leased by the Company for its sales, integration and stocking office in Burr Ridge, Illinois, at a monthly rent of $6,140. This rent will increase effective October 1996, to $6,565 per month through the end of the lease term, September 1998. There is a five-year renewal option at the end of the lease term.

     In addition to the leases described above, the Company also rents professional office space, on a month-to-month or quarter-to-quarter basis, for sales offices in Colorado Springs, Colorado; Atlanta, Georgia; and Mt. Laurel, New Jersey.

     The Company also leases various vehicles, testing and other equipment.

     The Company believes its facilities are adequate for its current operations.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     In the course of its business, the Company is sometimes named as a defendant in litigation. The Company is currently a defendant in a lawsuit and could incur an uninsured liability. However, in the opinion of management, the outcome of such litigation will not have a material adverse effect on the results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     At the Annual Meeting of Shareholders on October 2, 1995, the following proposals were voted on and approved by the holders of 3,283,392 shares of common stock, representing 88.5% of the outstanding shares which were represented at the meeting:

     (1) To elect a Board of six (6) directors to hold office until the next annual meeting of shareholders or until their respective successors have been elected and qualified;


          Director           Votes For     Withheld
          --------           ---------     --------

     James J. Heffernan      3,232,100      51,292
     Jerome A. Martin        3,238,000      45,392
     P. Scott Munro          3,238,000      45,392
     K. William Sickler      3,236,200      47,192
     J. Larry Smart          3,238,800      44,592
     William H. Welling      3,215,523      67,869


     (2) To approve the adoption of the Company's 1995 Employee Stock Purchase Plan;


     Votes For    Against    Abstain    Broker Non-Votes
     ---------    -------    -------    ----------------
     3,013,979    108,849    112,502         48,062


     (3) To ratify the designation of Coopers & Lybrand L.L.P. as independent accountants for the period ending December 31, 1995;


     Votes For    Against    Abstain    Broker Non-Votes
     ---------    -------    -------    ----------------
     3,258,025     9,967      15,400            0

             EXECUTIVE OFFICERS AND KEY PERSONNEL OF THE REGISTRANT
             ------------------------------------------------------

     (a)  Executive Officers
          ------------------

     P. SCOTT MUNRO, 39, has been President, Chief Executive Officer and Secretary of the Company since July 1995. Mr. Munro was appointed as a Director of the Company in July 1995. From January 1993 to July 1995, Mr. Munro was President, Computer Systems Division of the Company and from July 1990 to January 1993 Senior Vice President, Computer Systems Division of the Company.

     DONALD A. COCHRANE, 40, was promoted to the position of Senior Vice President, Sales and Marketing in July 1995. Mr. Cochrane joined the Company in March 1993 as General Manager, Reseller Division and was promoted in February 1994 to Vice President, Reseller Division. From 1989 to 1993 he was Director, Reseller Sales, at NeXT Computer, a software company; from 1985 to 1988, he was Manager of Peripherals Product Marketing for Apple Computer; from 1983 to 1985 he was Vice President of Sales and Marketing for Mountain Computer; and from 1982 to 1983, he was Western Regional Sales Manager for Mountain Computer.

     JAMES W. DORST, 41, joined the Company in May 1995 as Chief Financial Officer. From 1994 to 1995 Mr. Dorst, a certified public accountant, was Chief Financial Officer of Accolade, Inc., an entertainment software developer. From 1986 through 1993 he was the Chief Financial Officer of Drypers, Corp., a manufacturer of consumer disposable products, and prior to 1986 he was employed by the public accounting firm of Coopers & Lybrand L.L.P.

     (b)  Key Personnel
          -------------

     RANDY RUDOLPH, 37, joined the Company in October 1995 as Director of Information Technology and in December 1995 was appointed as Vice President of Information Technology. Prior to joining the Company, Mr. Rudolph was in information systems management at Wells Fargo Bank and Security Pacific National Bank. Mr. Rudolph has also owned and managed a technology consulting firm.

     SANDRA M. SALAH, 36, became Vice President of Product Management in July 1995. In June 1994, Ms. Salah was promoted to Vice President, Systems Marketing. Ms. Salah has been with the Company since 1982. Prior to her promotion, Ms. Salah was Director of Product Marketing from 1992 to 1994, and from 1985 to 1991 was a Corporate Product Manager.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------------------

     (a)  Common Stock Price Range
          ------------------------

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol WSTM. The following table sets forth, for the periods indicated, high and low sales price information as reported by The Nasdaq Stock Market.


                            Year Ended December 31,
                       -------------------------------
                          1995                  1994
                     ---------------       ---------------
                      High       Low        High       Low
                      ----       ---        ----       ---

First Quarter       $  7.50    $  4.00    $ 11.25    $  7.50
Second Quarter      $  6.38    $  2.25    $  9.75    $  5.25
Third Quarter       $  6.00    $  2.94    $  9.00    $  4.50
Fourth Quarter      $  6.25    $  5.00    $  9.13    $  5.75


     (b) As of March 22, 1996, there were approximately 1,725 beneficial shareholders and 188 shareholders of record.

     (c) The Company has never paid a dividend and has no current plans to do so.

ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share data)
          -----------------------



                                                            Year Ended December 31,
                                              ---------------------------------------------------
            Income Statement Date                1995       1994       1993      1992      1991
            ---------------------                ----       ----       ----      ----      ----

Net sales                                     $ 106,462  $ 119,285  $ 96,843  $ 80,478  $  85,496
Selling, general and administrative expense      13,703     16,968    16,768    15,165     17,566
Restructuring costs                               3,600         --     1,510        --        --
Loss from continuing operations                  (5,098)    (1,002)   (1,091)     (385)   (1,356)
Discontinued operations, net of tax                  --        387       524       427    (2,114)
Cumulative effect from change in
 accounting principle                                --         --        --        --       189
                                              ---------  ---------  --------  --------  --------
Net (loss) income                             $  (5,098) $    (615) $   (567) $     42  $ (3,281)

Per share:
Loss from continuing operations
 -Primary                                     $   (1.36) $   (0.27) $  (0.31) $  (0.12) $  (0.45)
 -Fully Diluted                                   (1.36)     (0.27)    (0.31)    (0.11)    (0.45)

Income (loss) from discontinued operations
 -Primary                                            --  $    0.10  $   0.15  $   0.13  $  (0.70)
 -Fully Diluted                                      --       0.10      0.15      0.12     (0.70)

Cumulative effect from change in
 accounting principle
 -Primary                                            --         --        --        --  $    0.06
 -Fully Diluted                                      --         --        --        --       0.06

Net (loss) income per share:
 -Primary                                     $   (1.36) $   (0.17) $  (0.16) $   0.01  $  (1.09)
 -Fully diluted                               $   (1.36) $   (0.17) $  (0.16) $   0.01  $  (1.09)

Number of shares used in per share
 calculation:
 -Primary                                         3,756      3,669     3,474     3,320      3,011
 -Fully diluted                                   3,756      3,669     3,474     3,418      3,011




                                                                    December 31,
                                                 ------------------------------------------------
Balance Sheet Data                                 1995      1994      1993      1992      1991
- ------------------                                 ----      ----      ----      ----      ----
Working capital                                  $  7,312  $ 12,334  $ 12,021  $ 10,836  $  9,971
Net trade accounts receivable                    $ 14,258  $ 15,170  $ 13,365  $ 10,035  $  9,800
Inventories                                      $ 15,251  $ 18,959  $ 17,467  $ 13,391  $ 11,287
Total assets                                     $ 35,899  $ 37,898  $ 34,975  $ 27,426  $ 29,196
Capital lease obligations, less current portion  $    117  $     65  $     52  $     96  $    280
Shareholders' equity                             $ 11,004  $ 14,424  $ 13,976  $ 13,635  $ 13,369



     Amounts for all prior years have been restated to reflect the 1994 discontinuation of the Testing Division (see Note 7 of the Notes to Financial Statements) and the acquisition of First Computer Corporation accounted for as a pooling of interests (see Note 11 of the Notes to Financial Statements).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     On July 26, 1995, the Company sold its electronics components distribution assets to Reptron Electronics Inc. ("Reptron"). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale, which was approved by the Company's shareholders, included the Company's semi-conductor component inventory, certain receivables, furniture and equipment. In addition, Reptron assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000. As a result of the sale, the Company has focused its efforts on its mid-range computer distribution business, concentrating on sales and services to VARs, Integrators and OEMs. On February 14, 1996, $211,184 was distributed from the escrow to the Company and the balance was paid to Reptron. Concurrent with the distribution of the escrow funds, Reptron returned approximately $789,000 of designated assets, valued at historical cost, to the Company. These designated assets were primarily comprised of semiconductor inventories. The Company has established reserves to offset any diminution in value of these assets and believes that there will be no material adverse impact to its financial statements as a result.

     On November 18, 1995, the Company acquired all of the common stock of International Parts, Inc. ("IPI"), a privately held Texas corporation, for 300,000 shares of the Company's common stock. Of this stock, 30,000 shares are held in escrow until August 15, 1996, to serve as a source of certain specified rights under the Agreement and Plan of Reorganization with IPI. IPI is involved primarily in the distribution of computer systems and peripheral equipment. The acquisition has been accounted for as a purchase with the result that IPI's operations are included in the Company's financial statements from the purchase date. For the fiscal year ended December 31, 1995, IPI revenues of $779,000 were included in the Company's financial statements. For the fiscal year ended December 31, 1994, IPI had revenues of $15,200,000 with net income of $90,000.

     On January 2, 1996, the Company acquired substantially all of the assets and the associated goodwill of R&D Hardware Systems Company of Colorado, Inc., a privately held Colorado corporation ("R&D"), for $1,000,000 and 125,000 shares of the Company's common stock. Of the total consideration, $100,000 and 12,500 shares were held back in escrow for approximately four months to serve as a source of certain specified rights in the purchase agreement with R&D. The assets primarily consisted of certain inventories and trade accounts receivable of R&D.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
- ---------------------------------------------------------------------

     Net sales for the year ended December 31, 1995 of $106,462,000 were 11% lower than the net sales of $119,285,000 for the year ended December 31, 1994. Gross profit as a percentage of net sales was 12% and 14%, respectively, for the years ended December 31, 1995 and 1994. Net sales decreased in 1995 due to the sale of the Company's semiconductor component business to Reptron in July 1995. Net sales related to the ongoing mid-range computer systems business were $78,214,000 for the year ended December 31, 1995 as compared to $59,934,000 for the same period in 1994, an increase of 31%. The net sales for the year ended December 31, 1995 include $779,000 in sales from IPI. Semiconductor component sales, representing the balance of the reported consolidated net sales, decreased 53% as a result of the sale of the net assets of the semiconductor distribution business in July 1995 and the continued loss of semiconductor component lines in the 19 month period ending with the date of the sale of the Company's component assets. The decrease in gross profit was attributable to the lower average gross profit of systems products as well as a decrease in average component selling prices prior to the sale of the Company's components assets. The Reptron sale early in the third quarter of 1995 allowed for a significant increase in the mid-range computer systems sales, as the Company focused its efforts solely on this business.

     Selling, general and administrative expense as a percentage of net sales decreased to 13% in the year ended December 31, 1995 from 14% in the year ended December 31, 1994. The decrease in selling, general and administrative expense is due to several factors, of which the most significant is the sale of the Company's component distribution assets and the transfer of employees and infrastructure associated with that business to Reptron. In the management of its ongoing mid-range computer systems business, the Company had a reduction in force, consolidated its executive, administrative, distribution and integration facilities into one location, and aggressively cut back controllable sales related expenses, which included the modification of management compensation plans with such compensation determined as a function of return on assets. For the year ended December 31, 1994, the Company recorded a non-recurring, non-cash charge of $393,000 to account for the compensation element of certain First Computer Corporation ("FCC") restricted stock awards exchanged for publicly traded shares of the Company's stock when FCC was acquired on December 1, 1994.

     As a result of the sale of the Company's component distribution assets to Reptron, the Company recorded a restructuring charge of $3,600,000. Of this amount $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000.

     Interest expense decreased 4% in the fiscal year ended December 31, 1995 as compared with the year ended December 31, 1994, mainly due to a decrease in general bank borrowings for the year as the proceeds received from the sale of the semiconductor distribution assets were used to reduce short-term debt.

     Effective September 30, 1994, the Company discontinued its Testing Division operations in North Carolina, as a result of its sole customer, Mitsubishi, discontinuing its testing business with the Company. For the period ended December 31, 1994, income from discontinued operations, net of income tax, of $450,000 was reduced by a $63,000 estimated loss on disposition, consisting primarily of expense related to an employment agreement offset by gains on the sale of testing equipment.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
- ---------------------------------------------------------------------

     Net sales for the year ended December 31, 1994 of $119,285,000 were 23% higher than the net sales of $96,843,000 for the year ended December 31, 1993. Gross profit as a percentage of net sales was 14% and 18%, respectively, for the years ended December 31, 1994 and 1993. Net sales increased due to increased systems product sales, which can be attributed to the expansion of the Company's inside sales customer base, and including the 1994 acquisitions of National Information Systems, Inc. ("NIS") and FCC. Component product sales remained relatively flat for the year ended December 31, 1994 compared to the same period in the previous year. Gross profit as a percentage of sales decreased due to the increase in personal computer sales, which sales typically yield a substantially lower gross profit than mid-range systems sales. Additionally, sales of memory products have yielded a lower gross profit percentage than they did in the same period in the previous year, due to lower average selling prices, and due to increased competition among some of the Company's component product lines. The Company lost three key suppliers during fiscal year 1994 and one key supplier in March 1995. Such suppliers' component products represented 19% of the Company's total net sales for the year ended December 31, 1994 and 24% of the Company's total gross profit.

     Selling, general and administrative expense as a percentage of net sales decreased 3% to 14% in the year ended December 31, 1994 from 17% in the year ended December 31, 1993. However, selling, general, and administrative expense increased in absolute dollars to $16,968,000 for the year ended December 31, 1994 from $16,768,000 over the prior fiscal year. For the year ended December 31, 1994, the Company recorded a non-recurring, non-cash charge of $393,000 to account for the compensation element of certain FCC restricted stock awards exchanged for publicly traded shares of the Company's stock when FCC was acquired on December 1, 1994.

     In March 1993, the Company was notified by one of its major shareholders of his intent to effect a change in the composition of the Board of Directors. The resulting dispute was resolved in April 1993. Legal and other costs of the proxy dispute, as well as employment agreements entered into in conjunction therewith, were expensed in the fiscal year ended December 31, 1993. Restructuring charges, including severance payments related to an approximate 10% reduction in force were also expensed in the fiscal year ended December 31, 1993. The settlement costs and restructuring charges totaled $1,510,000. There were no such expenses in the year ended December 31, 1994.

     Interest expense increased 65% in the fiscal year ended December 31, 1994 as compared with the year ended December 31, 1993 due to increased bank borrowings and increased average interest rates on bank borrowings.

     Other income of $395,000 for the year ended December 31, 1993 resulted primarily from the sale of stock held as an investment.

     Effective September 30, 1994, the Company discontinued its Testing Division operations in North Carolina, as a result of its sole customer, Mitsubishi, discontinuing its testing business with the Company. For the period ended December 31, 1994, income from discontinued opera-tions, net of income tax, of $450,000 was reduced by a $63,000 estimated loss on disposition, consisting primarily of expense related to an employment agreement offset by gains on the sale of testing equipment. For the period ended December 31, 1993, income from discontinued operations, net of income tax, was $524,000.

Liquidity and Capital Resources
- -------------------------------

     Net cash provided by operating activities during the year ended December 31, 1995 totaled $3,719,000 compared to net cash used by operations of $3,245,000 for the same period one year ago. This major swing is primarily the result of the sale of the component assets to Reptron, which reduced, at the time of the sale, accounts receivable and inventory by approximately $9,200,000 and accounts payable by approximately $3,300,000.

     Net cash used by investing activities totaled $1,172,000 from January 1, 1995 to December 31, 1995 compared to $575,000 in the prior year. This is mainly due to increased leasehold improvements and fixed asset purchases for the Company's corporate headquarters, which moved to a new location in July 1995 and asset purchases for new sales offices in San Antonio, Texas; Boston, Massachusetts; and Atlanta, Georgia. The Company also made significant purchases of computer hardware to upgrade its internal networking abilities.

     Net cash used by financing activities totaled $2,139,000 from January 1, 1995 to December 31, 1995 primarily due to reductions in short-term borrowings for working capital purposes, which are a result of the sale of the component assets and profitable operations in the last two quarters of the year.

     As a result of the above operating, investing and financing activities, the Company's cash increased $408,000 to $546,000 at December 31, 1995.

      The Company has a $15,000,000 line of credit with a bank which expires in April 1998. Borrowings under the line of credit are limited to 80% of eligible accounts receivable and 40% of eligible inventories (up to a maximum of $4,000,000), as defined in the agreement, and are collateralized by substantially all of the Company's assets. This line bears interest at prime plus 1.75% (10.65% at December 31, 1995) and requires the Company to pay a minimum of $5,000 in interest per month. Borrowings under this line of credit were $7,039,929 at December 31, 1995.

     The Company's operations have required substantial working capital to finance inventories, accounts receivable and capital expenditures. The Company has financed its acquisitions, working capital, and equipment requirements through bank borrowings, restricted stock issuances, equipment leases and loans, and believes it has the ability to obtain sufficient resources to fund its operations through calendar 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Western Micro Technology, Inc.
Campbell, California

We have audited the accompanying consolidated balance sheets of Western Micro Technology, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Micro Technology, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                   /s/ Coopers & Lybrand L.L.P.

                                                       COOPERS & LYBRAND L.L.P.



San Jose, California
February 2, 1996

                         WESTERN MICRO TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   __________

                                                              December 31,
                                                           ------------------
                          ASSETS                              1995     1994
                                                              ----     ----

Current assets:
  Cash                                                     $    546  $    138
  Trade accounts receivable, net of allowance for doubtful
    account of $380 in 1995 and $393 in 1994                 14,258    15,170
  Inventories, net                                           15,251    18,959
  Other current assets                                        1,705     1,095
                                                           --------  --------
    Total current assets                                     31,760    35,362

Property and equipment, net                                   1,720       889
  Goodwill, net of accumulated amortization of $12 in 1995
    and $740 in 1994                                          2,206     1,389
Other assets                                                    213       258
                                                           --------  --------

    Total assets                                           $ 35,899  $ 37,898
                                                           ========  ========

                        LIABILITIES
Current liabilities:
  Notes payable                                            $  7,040  $  9,175
  Current portion of capital lease obligations                   86        86
  Accounts payable                                           15,950    11,949
  Accrued expenses                                            1,372     1,818
                                                           --------  --------
    Total current liabilities                                24,448    23,028

Capital lease obligations, less current portion                 117        65
Other                                                           330       381
                                                           --------  --------
                                                             24,895    23,474
Commitments and contingencies (Notes 4 and 9).

                   SHAREHOLDERS' EQUITY
Preferred stock, without par value:
  Authorized:  10,000,000 shares;
  Issued and outstanding:  none
Common stock, without par value:
  Authorized:  10,000,000 shares;
  Issued and outstanding:  4,009,988 shares in 1995 and
    3,702,007 shares in 1994                                 15,587    13,909
Retained earnings (deficit)                                  (4,583)      515
                                                           --------  --------
    Total shareholders' equity                               11,004    14,424
                                                           --------  --------

    Total liabilities and shareholders' equity             $ 35,899  $ 37,898
                                                           ========  ========



   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   __________



                                                     Year Ended December 31,
                                                 -------------------------------
                                                    1995       1994       1993
                                                    ----       ----       ----

Net sales                                        $ 106,462  $ 119,285  $ 96,843
Cost of goods sold                                  93,416    102,662    79,802
                                                 ---------  ---------  --------
      Gross profit                                  13,046     16,623    17,041

Selling, general and administrative expense         13,703     16,968    16,768
Restructuring costs                                  3,600                1,510
Interest expense, net                                  850        884       535
Other income                                            (9)       (10)     (395)
                                                 ---------  ---------  --------
      Loss from continuing operations before
      income taxes                                  (5,098)    (1,219)   (1,377)

Benefit from income taxes                                         217       286
                                                 ---------  ---------  --------
      Loss from continuing operations               (5,098)    (1,002)   (1,091)

Discontinued operations:
    Income from operations, net of income tax                     450       524
    Estimated loss on disposition                                 (63)
                                                 ---------  ---------  --------
      Net loss                                   $  (5,098) $    (615) $   (567)
                                                 =========  =========  ========

Net (loss) income per common share:
Continuing operations                            $   (1.36) $   (0.27) $  (0.31)
Discontinued operations                                          0.10      0.15
                                                 ---------  ---------  --------
      Net loss per share                         $   (1.36) $   (0.17) $  (0.16)
                                                 =========  =========  ========

Number of shares used in per share calculations      3,756      3,669     3,474
                                                 =========  =========  ========






   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   __________




                                       Common Stock
                                   ---------------------  Retained
                                                          Earnings
                                      Shares     Amount   (Deficit)   Total
                                      ------     ------   --------    -----

Balances, January 1, 1993           3,195,564  $ 11,912  $   1,723  $ 13,635
   Exercise of stock options          396,418       960                  960
   Issuance of restricted stock        32,894                              -
   Warrants repurchased                             (15)                 (15)
   Retirement of shares                (6,800)      (26)       (11)      (37)
   Net loss                                                   (567)     (567)
                                   ----------  --------  ---------  --------

Balances, December 31, 1993         3,618,076    12,831      1,145    13,976
   Exercise of stock options           51,513       150                  150
   Stock compensation                               393                  393
   Issuance of common stock            35,004       254                  254
   Retirement of shares                (2,586)      (61)       (15)      (76)
   Tax benefit from the exercise of                 342                  342
     stock options
   Net loss                                                   (615)     (615)
                                   ----------  --------  ---------  --------

Balances, December 31, 1994         3,702,007    13,909        515    14,424
   Exercise of stock options            7,981        18                   18
   Issuance of common stock           300,000     1,660                1,660
   Net loss                                                 (5,098)   (5,098)
                                   ----------  --------  ---------  --------

Balances, December 31, 1995         4,009,988  $ 15,587  $  (4,583) $ 11,004
                                   ==========  ========  =========  ========





   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   __________

                                                              Year Ended December 31,
                                                           -----------------------------
                                                              1995      1994      1993
                                                              ----      ----      ----

Cash flows from operating activities:
  Net loss                                                 $ (5,098) $   (615) $   (567)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    (Gain) loss on disposal of property and equipment           (68)       87        (2)
    Depreciation and amortization                               527       557       866
    Provision for doubtful accounts receivable                  291       302       779
    Provision for restructuring costs                         3,600                 829
    Compensation associated with restricted stock grants                  393
    Change in assets and liabilities:
      Accounts receivable                                       421    (1,819)   (4,108)
      Inventories                                             2,035    (1,430)   (4,075)
      Other current assets                                     (110)      178      (386)
      Assets related to discontinued operations                                     132
      Other assets                                             (154)        4        15
      Accounts payable                                        4,001      (443)    4,562
      Accrued expenses and other liabilities                 (1,726)     (459)      229
                                                           --------  --------  --------

        Net cash provided by (used in) operating activities   3,719    (3,245)   (1,726)
                                                           --------  --------  --------

Cash flows from investing activities:
  Acquisitions of property and equipment                     (1,364)     (575)     (460)
  Proceeds from sale of assets                                  192                  31
                                                           --------  --------  --------

        Net cash used by investing activities                (1,172)     (575)     (429)
                                                           --------  --------  --------

Cash flows from financing activities:
  Net (repayments) proceeds under line-of-credit             (2,135)    3,087     1,705
  Proceeds from exercise of stock options                        18        74       923
  Repurchase of warrants                                                            (15)
  Repayment of capital leases and equipment loan               (123)      (75)     (121)
  Proceeds from equipment loan                                  101       115
  Tax benefit from the exercise of stock options                          342
                                                           --------  --------  --------

        Net cash (used in) provided by financing activities  (2,139)    3,543     2,492

Net increase (decrease) in cash                                 408      (277)      337

Cash, beginning of year                                         138       415        78
                                                           --------  --------  --------

Cash, end of year                                          $    546  $    138  $    415
                                                           ========  ========  ========



   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   Summary of Significant Accounting Policies:
     ------------------------------------------

     NATURE OF OPERATIONS:

     Western Micro Technology, Inc. (the "Company") is a distributor of commercial mid-range computer systems, peripheral equipment and software. Prior to July 26, 1995, the Company's operations also included distribution of electronic components (see Note 12). The Company's primary sales office and distribution center, from which it ships to customers throughout the United States, is located in California. In addition to the California location, the Company has a distribution center in Illinois and sales offices throughout the Country. The principal customers of the Company are VARS, computer system integrators and OEMs located in the U.S.

     FINANCIAL STATEMENT PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. During 1994, the Company acquired First Computer Corporation ("FCC") in a business combination accounted for as a pooling of interests. Accordingly, all financial information herein has been restated to reflect the combined operations of these companies (see Note 11).

     ESTIMATES:

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CERTAIN RISKS AND CONCENTRATIONS:

     The Company maintains cash balances with three major financial institutions. The Company sells its products to a broad geographic and demographic base of customers, extends trade credit, and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------

     Revenues are concentrated with a relatively limited number of customers and supplies of certain systems are concentrated among a few providers. The loss of a major customer or the interruption of certain supplier relationships could affect operating results adversely.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations and notes payable obligations also approximate fair value.

     REVENUE RECOGNITION:

     The Company records revenue, net of allowance for estimated returns, at the time of product shipment.

     INVENTORIES:

     Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value. The Company's inventories include high technology computer systems that may be specialized in nature and subject to rapid technological obsolescence. The Company does, however, have certain return privileges with many of its vendors. While the Company attempts to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

     PROPERTY AND EQUIPMENT:

     Property and equipment are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives, typically two to ten years. Leasehold improvements are amortized over the useful lives of the improvements or lease term, whichever is shorter.

     When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in income.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------

     GOODWILL:

     Goodwill represents the excess cost over the fair value of identifiable net assets of businesses acquired and is being amortized on a straight-line basis over fifteen years.

     INCOME TAXES:

     The Company accounts for its income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

     NET LOSS PER SHARE:

     Net loss per share is computed using the weighted average number of common shares outstanding during each period and does not include the effects of anti-dilutive stock options.

     RECENT PRONOUNCEMENTS:

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires the review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain circumstances, an impairment loss would be recognized. The Company does not believe that adoption of Statement No. 121, which will become effective for the Company's fiscal year 1996, will have a material impact on its financial condition or operating results.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   Summary of Significant Accounting Policies, continued:
     ------------------------------------------

     In October 1995, the Financial Accounting Standards Board Issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. While the Company studies the impact of the pronouncement, it continues to account for employee stock purchase rights and stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995.


2.   Property and Equipment:
     ----------------------

     Property and equipment consist of the following (IN THOUSANDS):


                                             December 31,
                                           -----------------
                                             1995     1994
                                             ----     ----

Test equipment                             $    30  $    21
Office equipment                             3,979    3,523
Automobiles                                    103      103
Leasehold improvements                         812      406
                                           -------  -------
                                             4,924    4,053
Accumulated depreciation and amortization   (3,204)  (3,164)
                                           -------  -------
                                           $ 1,720  $   889
                                           =======  =======


     The Company leases various equipment and vehicles under capital leases, all of which have been accounted for as installment purchases (Note 3). Accordingly, capitalized costs of $357,000 and $310,000, net of accumulated amortization of $163,000 and $152,000 at December 31, 1995 and 1994, respectively, are included in property and equipment.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

3.   Notes Payable and Capital Lease Obligations:
     -------------------------------------------

     NOTES PAYABLE:

     The Company has a $15,000,000 line of credit with a bank which expires in April 1998. Borrowings under the line of credit are limited to 80% of eligible accounts receivable and 40% of eligible inventories (up to a maximum of $4,000,000), as defined in the agreement, and are collateralized by substantially all of the Company's assets. This line bears interest at prime plus 1.75% (10.65% at December 31, 1995) and requires the Company to pay a minimum of $5,000 in interest per month. Borrowings under this line of credit were $7,039,929 at December 31, 1995. The weighted average interest rates for the Company's borrowings during 1995 and 1994 were 10.6% and 10.3%, respectively.

     CAPITAL LEASE OBLIGATIONS:

     The Company leases property and equipment under capital leases which expire through 2000. At December 31, 1995, future minimum payments under capital leases are as follows (IN THOUSANDS):


     1996                                     $ 111
     1997                                        71
     1998                                        24
     1999                                        20
     2000                                        12
                                              -----
     Minimum lease payments                     238
     Less amount representing interest           35
                                              -----
     Present value of minimum lease payments    203
     Less current portion                        86
                                              -----
                                              $ 117
                                              =====


4.   Operating Lease Commitments:
     ---------------------------

     The Company leases its warehouse and office space under operating leases. These leases expire through 2000 and provide for payment of insurance, maintenance and property taxes. In addition, the Company leases copiers and fax machines under operating leases and rental arrangements extending for periods of up to five years.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

4.   Operating Lease Commitments, continued:
     ---------------------------

     The total rent expense, net of sublease income, was $934,000, $1,222,000 and $1,098,000 for 1995, 1994 and 1993, respectively.

     Future minimum rental commitments for all noncancelable operating leases are as follows (IN THOUSANDS):


      Years Ending December 31,
      -------------------------

                1996                 $   446
                1997                     385
                1998                     379
                1999                     320
                2000                     173
                                     -------
                                     $ 1,703
                                     =======


5.   Income Taxes:
     ------------

     The provision for (benefit from) income taxes consist of the following (in thousands):


                     Federal    State    Total
                     -------    -----    -----

     1995:
      Current
      Deferred
                    --------    ------   ------
                    $      -    $    -   $    -
                    ========    ======   ======
     1994:
      Current             41                 41
      Deferred
                    --------    ------   ------
                    $     41    $    -   $   41
                    ========    ======   ======
     1993:
      Current             31                 31
      Deferred
                    --------    ------   ------
                    $     31         -   $   31
                    ========    ======   ======


                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5.   Income Taxes, continued:
     ------------

     The provision for (benefit from) income taxes shown above have been classified as follows in the statements of operations (IN THOUSANDS):


                                 Year Ended
                                December 31,
                         -------------------------
                          1995      1994      1993
                          ----      ----      ----

Continuing operations             $ (217)   $ (286)
Discontinued operations              258       317
                         ------   ------    ------
                         $    -   $   41    $   31
                         ======   ======    ======


     The Company's effective tax expense (benefit) rate differs from the U.S. federal statutory tax rate as follows:


                                                        Year Ended
                                                       December 31,
                                                   --------------------
                                                   1995   1994   1993
                                                   ----   ----   ----

Maximum statutory tax rate                         (34)%  (34)%  (34)%
Goodwill and other nondeductible expenses           11     14      6
Benefit resulting from utilization of federal NOL          (3)
Change in valuation reserve                         23     30     28
Other                                                              6
                                                   ---    ---    ---
                                                     - %    7 %    6 %
                                                   ===    ===    ===



                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5.   Income Taxes, continued:
     ------------

     The components of the net deferred tax asset are as follows (IN THOUSANDS):


                                    December 31,
                                  -----------------
                                    1995     1994
                                    ----     ----

Deferred tax assets:
Accounts receivable reserve       $   154  $   197
Accumulated depreciation               61      218
Uniform inventory capitalization      119      143
Inventory reserve                     475      167
Other nondeductible reserves          418      507
Other                                 276      448
Federal and state NOL               1,679      336
Valuation allowance                (3,182)  (2,016)
                                  -------  -------

                                  $     -  $     -
                                  =======  =======


     At December 31, 1995, the Company had a state net operating loss carryforward of approximately $6,400,000 available to offset future state taxable income and $5,500,000 for federal tax purposes. Included in the above amounts are net operating losses generated by the exercise/dispositions of stock options of $2,000,000 and $1,000,000 for state and federal tax purposes, respectively. The operating loss carryforward expires from 1999 through 2010.


6.   Shareholders' Equity:
     --------------------

     STOCK OPTION PLAN:

     Under the terms of the 1987 and 1994 Stock Option Plans, the Company may grant nonqualified or incentive stock options at prices not less than 85% and 100% of the market value at the grant date, respectively. To date, most options have been granted at 100% of the market value as of the date of grant. Generally, options become exercisable in equal annual increments over four years beginning one year after the date of grant and expire five years after they become exercisable.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

6.   Shareholders' Equity, continued:
     --------------------


                                              Options Outstanding
                                        --------------------------------
                               Shares     Number       Price
                              Available     of          per
                              for Grant   Shares       Share      Total
                              ---------   ------       -----      -----

Balances, January 1, 1993      189,061    738,653   $2.00-$4.00 $ 1,882
 Options granted               (60,000)    60,000   $6.00-$9.25     480
 Options exercised                       (396,418)  $2.00-$3.63    (960)
 Options terminated             96,937    (96,937)  $2.13-$3.50    (244)
                             ---------  ---------               -------
Balances, December 31, 1993    225,998    305,298   $2.00-$9.25   1,158
 Additional shares reserved    150,000
 Options granted              (635,000)   635,000   $6.00-$8.13   4,288
 Options exercised                        (51,513)  $2.13-$3.00    (150)
 Options terminated            294,441   (294,441)  $2.13-$9.25  (2,058)
                             ---------  ---------               -------
Balances, December 31, 1994     35,439    594,344   $2.00-$8.75   3,238
 Options granted              (342,500)   342,500   $2.25-$5.63   1,151
 Options exercised                         (7,981)  $2.00-$2.50     (18)
 Options terminated            324,375   (324,375)  $2.25-$8.25  (1,869)
                             ---------  ---------               -------
Balances, December 31, 1995     17,314    604,488   $2.25-$8.75 $ 2,502
                             =========  =========               =======



     At December 31, 1995, there were 621,802 shares of common stock reserved for issuance under the Company's stock option plans and outstanding options for 154,488 shares of common stock were exercisable. In June 1994, the Board of Directors gave certain employees the right to cancel certain outstanding stock options and receive new options with an exercise prices of $6.00 per share (the fair market value as of the date of grant).
     Options for 200,000 shares of common stock at original exercise prices ranging from $8.13 to $8.50 per share were canceled, and new options for a like number of shares were issued in fiscal 1994. The new options retained the vesting of the canceled options. Income tax benefits related to the exercise of nonqualified stock options, to the extent recognized, have been recorded as additional proceeds.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

6.   Shareholders' Equity, continued:
     --------------------

     EMPLOYEE STOCK PURCHASE PLAN:

     The Company implemented an Employee Stock Purchase Plan (the "Plan") in November 1995, under which 175,000 shares of common stock have been reserved for issuance. The Plan is qualified under Section 423 of the Internal Revenue Code. The Plan allows for the purchase of stock at 85% of the fair market value of the grant or the exercise date, whichever is less.


7.   Discontinued Operations:
     -----------------------

     As of September 30, 1994, the Company reported its Testing Division as discontinued operations. Operating results of these divisions are included in the Consolidated Statements of Operations under the caption "Discontinued Operations: Income from Operations, Net of Income Tax." The related net assets are immaterial. Operating results for the discontinued operations were as follows (in thousands):


                                Years Ended
                               December 31,
                             -----------------
                              1994       1993
                              ----       ----

Net sales                   $  2,116   $  2,909
Income tax provision        $    258   $    317
Income from operations      $    450   $    524



8.   Supplemental Cash Flow Information:
     ----------------------------------

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) for interest and income taxes were (IN THOUSANDS):


                  Years Ended December 31,
              --------------------------------
                 1995         1994       1993
                 ----         ----       ----

Interest       $   895     $    762    $    490
Income taxes   $   (30)    $     37    $    (74)


                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

8.   Supplemental Cash Flow Information, continued:
     ----------------------------------

     SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                       Years Ended December 31,
                                   --------------------------------
                                      1995       1994       1993
                                      ----       ----       ----

Capital lease obligations           $     79    $    16    $     -
Common stock issued in connection
  with acquisition                  $  1,660    $   254    $     -
Retirement of shares                $      -    $    76    $    37



9.   Contingencies:
     -------------

     The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has employment agreements with three employees which provide for aggregate cash severance payments of up to $428,000 in the event of termination without cause, or pursuant to a change in control.


10.  Savings and Retirement Plan:
     ---------------------------

     Effective October 1, 1988, the Company adopted the "Western Micro Technology Savings and Retirement Plan," qualified under Section 401(a) of the Internal Revenue Code. The Plan provides for tax deferred, automatic salary deductions and alternative investment options. Employees are eligible to participate after completion of six months of employment. Participants may apply for loans from their accounts.

     The Plan permits Company contributions determined quarterly by the Board of Directors. No contributions were made in the years ended December 31, 1995, 1994 or 1993.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

11.  Business Combinations:
     ---------------------

     On November 18, 1995, the Company acquired all of the common stock of International Parts, Inc. ("IPI"), a privately held company, for 300,000 shares of the Company's common stock, of which 10% of such shares are being held in escrow until August 15, 1996 in connection with certain representations and warranties of the seller. The terms of the agreement between the Company and IPI (the "Agreement") also contain an earn-out provision which allows for IPI to earn up to an additional 300,000 shares of the Company's common stock based on 30% of gross profit dollars generated for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) in excess of $418,550 per quarter. The stock so issued will be valued at an average of prevailing market closing stock prices at each quarterly payment date. The acquisition has been accounted for as a purchase with the result that IPI operations are included in the Company's financial statements since the purchase date. In connection with this purchase, the Company has recorded approximately $2,000,000 of goodwill. For the fiscal year ended December 31, 1994, IPI had revenues of approximately $15,200,000 with net income of approximately $90,000.

     On December 1, 1994, the Company acquired all of the common stock of First Computer Corporation ("FCC"), a privately held company, for 328,943 shares of the Company's common stock. FCC was also involved in the distribution of mid-range computer systems. Under the terms of the merger agreement, FCC stockholders received for each of their shares of common stock .741485 shares of the Company's common stock. The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the amounts and results of the operations of FCC for all periods presented.

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

11.  Business Combinations, continued:
     ---------------------

     Revenue and net income (loss) from the continuing and discontinued operations of the separate companies for the eleven months ended December 1, 1994 and the year ended December 31, 1993 are presented below:


                                    Eleven
                                    Months         Year
                                    Ended         Ended
                                 December 1,   December 31,
                                     1994          1993
                                 ------------  ------------
                                 (unaudited)

Revenue:
Western Micro Technology, Inc.  $    103,996  $     93,623
FCC                                    6,886         6,129
                                ------------  ------------
Combined                        $    110,882  $     99,752
                                ============  ============

Net income (loss):
Western Micro Technology, Inc.  $       (405) $       (590)
FCC                                     (258)           23
                                ------------  ------------
Combined                        $       (663) $       (567)
                                ============  ============



12.  Sale of Components Business and Restructuring Charge:
     ----------------------------------------------------

     On July 26, 1995, the Company sold its electronics components distribution assets to Reptron Electronics Inc. ("Reptron"). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale, which was approved by the Company's shareholders, included the Company's semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000. On February 14, 1996, $211,184 was distributed from the escrow to the Company and the balance was paid to Reptron.
     Concurrent with the distribution of the escrow funds, Reptron returned approximately $789,000 of

                                    Continued

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

12.  Sale of Components Business and Restructuring Charge, continued:
     ----------------------------------------------------

     designated assets, valued at historical cost, to the Company. These designated assets were primarily comprised of semiconductor inventories. The Company has established reserves to offset any diminution in value of these assets and believes that there will be no material adverse impact to its financial statements as a result.

13.  Subsequent Event:
     ----------------

     On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock. The agreement between the Company and R&D also contains an earn-out provision which allows R&D to earn up to an additional 142,500 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in Agreement) up to a cumulative value not to exceed $292,500. The acquisition has been accounted for as a purchase with the future results of R&D to be included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company expects to record approximately $1,275,000 of goodwill and other intangible assets. For the year ended December 31, 1994, R&D had revenues of $9,557,000 with net income of $446,000.

                                    Continued

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS REGARDING THE DIRECTORS
         ---------------------------------------------------------------------
         OF THE COMPANY ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     DIRECTORS AND EXECUTIVE OFFICERS. See Part I, "Executive Officers and Key Personnel of the Company" for information regarding the Executive Officers and Key Personnel of the Company. Reference is made to the information appearing in the Company's definitive proxy statement under the heading "Election of Directors," which information is incorporated herein by reference.

     SECTION 16 REPORTS. Reference is made to the information appearing in the Company's definitive proxy statement under the heading "Section 16 Reports," which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     Reference is made to the information appearing in the Company's definitive proxy statement under the headings "Executive Compensation" and "Compensation of Directors," which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     Reference is made to the information appearing in the Company's definitive proxy statement under the heading "Security Ownership of Directors, Executive Officers and Certain Shareholders," which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     (a) Transactions with Management and Others
         ---------------------------------------

         None.

                                    Continued

     (b) Certain Business Relationships
         ------------------------------

         None.

     (c) Indebtedness of Management
         --------------------------

         None.

                                    Continued

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

     (a) 1.   Financial Statements
              --------------------

         The financial statements listed below appear on the pages indicated:

                                                        Page Number
                                                        -----------

Report of Independent Accountants                             14

Consolidated Balance Sheets, December 31, 1995 and
1994                                                          15

Consolidated Statements of Operations for the years
ended December 31, 1995, 1994 and 1993                        16

Consolidated Statements of Shareholders' Equity for
the years ended December 31, 1995, 1994 and 1993              17

Consolidated Statements of Cash Flows for the years
ended December 31, 1995, 1994 and 1993                        18

Notes to Consolidated Financial Statements                    19


         2.   Financial Statement Schedules
              -----------------------------

         The financial statement schedules listed below appear on the pages indicated:


                                                        Page Number
                                                        -----------
Schedule II - Valuation and Qualifying Accounts and
Reserves                                                    40

Report of Independent Accountants on Financial
Statement Schedules                                         41


         3.   Exhibits
              --------

         The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

                                    Continued

     (b) Reports on Form 8-K
         -------------------

         On December 4, 1995, the Registrant filed a report on Form 8-K relating to its acquisition of all of the outstanding stock of International Parts, Inc. on November 18, 1995.

     (c) Exhibits
         --------

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

 3.2 Amended Bylaws dated June 15, 1994, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, is hereby incorporated by reference.

*10.1 Amended and Restated Incentive and Non-Incentive Stock Option Plan filed as Exhibit 10.1 with Form 10-K for the year ending December 31, 1990 is hereby incorporated by reference.

*10.2 Amended and Restated 1994 Stock Option Plan of Western Micro Technology, Inc., filed as Exhibit B to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, is hereby incorporated by reference.

                                    Continued

Number  Description
- ------  -----------

10.3 Lease for Saratoga, California facility filed as Exhibit 10.5 with Form 10-K for the year ending March 31, 1987 is hereby incorporated by reference.

10.4 Amended Lease for Saratoga, California facility dated January 21, 1992, filed as Exhibit 10.3 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

10.5 Master Lease Commitment dated September 25, 1989 and Supplements 8.01 and 8.02 thereto, filed as Exhibit 10.5 with Form 10-K for the year ending March 31, 1990 is hereby incorporated by reference.

10.6 Loan and Security Agreement with CoastFed Business Credit Corporation of California dated January 29, 1992, filed as Exhibit 10.9 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

10.7 Amendment to Loan Documents between the Company and CoastFed Business Credit Corporation dated March 27, 1994, filed as Exhibit 10.23 with Form 10-Q for the period ending June 30, 1994, is hereby incorporated by reference.

10.8    Lease for Irvine, California facility dated October 29, 1993, filed as
        Exhibit 10.18 with Form 10-K for the period ending December 31, 1993, is hereby incorporated by reference.

*10.9   Promissory Note from Ronald H. Mabry dated March 31, 1994, filed as
        Exhibit 10.21 with Form 10-Q for the period ending March 31, 1994, is hereby incorporated by reference.

*10.10 Employment Agreement between the Company and Ronald H. Mabry dated April 1, 1994, filed as Exhibit 10.21 with Form 10-Q for the period ending March 31, 1994, is hereby incorporated by reference.

10.11 Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated October 1, 1992 filed as Exhibit 10.27 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

10.12 Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated February 28, 1994 filed as Exhibit 10.28 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

                                    Continued

Number  Description
- ------  -----------

*10.13 Employment Agreement between the Company and P. Scott Munro dated June 1, 1994 filed as Exhibit 10.29 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

*10.14 Employment Agreement between the Company and John Ashbaugh dated July 29, 1994 filed as Exhibit 10.30 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

10.15 Asset Purchase Agreement dated May 5, 1995 between the Company and Reptron Electronics, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on August 9, 1995, is hereby incorporated by reference.

10.16 Agreement and Plan of Reorganization dated November 18, 1995 between the Company and International Parts, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 1995 is hereby incorporated by reference.

10.17 Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 17, 1996, is hereby incorporated by reference.

*10.18 Employment Letter between the Company and P. Scott Munro dated January 18, 1996.

*10.19 Employment Letter between the Company and Donald A. Cochrane dated January 18, 1996.

*10.20 Employment Letter between the Company and James W. Dorst dated June 12, 1995.

10.21 Lease Agreement between MP Hacienda, Inc. and the Company dated July 15, 1995.

10.22 Amendment to Loan Documents dated November 20, 1995 between the Company and Coast Business Credit.
21.0    Subsidiaries of the Registrant.

23.1    Consent of Coopers & Lybrand L.L.P.

                                    Continued

Number  Description
- ------  -----------

24.0    Power of Attorney (see page 43 of this Form 10-K).

*    Denotes management compensation plan or arrangement.


     (d)  Financial Statement Schedules
          -----------------------------

     The financial statement schedules listed below appear on the pages indicated.


                                                        Page Number
                                                        -----------
Schedule II - Valuation and Qualifying Accounts and
Reserves                                                     40

Report of Independent Accountants on Financial
Statement Schedules                                          41


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                                    Continued

                                                                     SCHEDULE II


                         WESTERN MICRO TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)
                                   __________


                                  Balance at                                Balance
                                  Beginning                                 At End
                                  of Period   Additions(1)  Deductions(2)  of Period
                                  ---------   ---------     ----------     ---------

Year ended December 31, 1993:
Allowance for doubtful accounts       $576        $779          $473          $882

Year ended December 31, 1994:
Allowance for doubtful accounts       $882        $302          $791          $393

Year ended December 31, 1995:
Allowance for doubtful accounts       $393        $491          $504          $380


__________

(1) Charged to costs and expenses.
(2) Accounts written off against the reserve.

                                    Continued

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Western Micro Technology, Inc.:

Our report on the consolidated financial statements of Western Micro Technology, Inc. and subsidiaries has been incorporated in this Form 10-K on pages 14-32.
In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page
35 of this Form 10-K.

In our opinion, the financial schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                    /s/ Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.


San Jose, California
February 2, 1996

                                    Continued

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1996      REGISTRANT:

                            WESTERN MICRO TECHNOLOGY, INC.



                            By       /s/ P. SCOTT MUNRO
                               -------------------------------------------------
                                        P. Scott Munro
                             President, Chief Executive Officer,
                                    Secretary and Director
                                (Principal Executive Officer)



                            By       /s/ JAMES W. DORST
                               -------------------------------------------------
                                        James W. Dorst
                                   Chief Financial Officer
                                   (Principal Financial and
                                     Accounting Officer)

                                    Continued

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints P. Scott Munro and James W. Dorst and both of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature and Title                       Date
          -------------------                       ----


By       /s/ P. SCOTT MUNRO                    March 30, 1996
  ------------------------------------
             P. Scott Munro
   President, Chief Executive Officer,
          Secretary and Director
      (Principal Executive Officer)


By      /s/ JAMES W. DORST                     March 30, 1996
  ------------------------------------
            James W. Dorst
       Chief Financial Officer
       (Principal Financial and
         Accounting Officer)


By     /s/ JAMES J. HEFFERNAN                  March 27, 1996
  ------------------------------------
           James J. Heffernan
                Director


By    /s/ JEROME A. MARTIN                     March 30, 1996
  ------------------------------------
          Jerome A. Martin
              Director

                                    Continued

          Signature and Title                       Date
          -------------------                       ----


By    /s/ K. WILLIAM SICKLER                   March 29, 1996
  ------------------------------------
          K. William Sickler
               Director


By    /s/ J. LARRY SMART                       March 28, 1996
  ------------------------------------
          J. Larry Smart
       Chairman of the Board


By   /s/ WILLIAM H. WELLING                    March 28, 1996
  -------------------------------------
         William H. Welling
             Director


                                    Continued

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

 3.2 Amended Bylaws dated June 15, 1994, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, is hereby incorporated by reference.

*10.1 Amended and Restated Incentive and Non-Incentive Stock Option Plan filed as Exhibit 10.1 with Form 10-K for the year ending December 31, 1990 is hereby incorporated by reference.

*10.2 Amended and Restated 1994 Stock Option Plan of Western Micro Technology, Inc., filed as Exhibit B to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, is hereby incorporated by reference.

10.3 Lease for Saratoga, California facility filed as Exhibit 10.5 with Form 10-K for the year ending March 31, 1987 is hereby incorporated by reference.

10.4 Amended Lease for Saratoga, California facility dated January 21, 1992, filed as Exhibit 10.3 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

10.5 Master Lease Commitment dated September 25, 1989 and Supplements 8.01 and 8.02 thereto, filed as Exhibit 10.5 with Form 10-K for the year ending March 31, 1990 is hereby incorporated by reference.

                                    Continued

Number  Description
- ------  -----------

10.6 Loan and Security Agreement with CoastFed Business Credit Corporation of California dated January 29, 1992, filed as Exhibit 10.9 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

10.7 Amendment to Loan Documents between the Company and CoastFed Business Credit Corporation dated March 27, 1994, filed as Exhibit 10.23 with Form 10-Q for the period ending June 30, 1994, is hereby incorporated by reference.

10.8    Lease for Irvine, California facility dated October 29, 1993, filed as
        Exhibit 10.18 with Form 10-K for the period ending December 31, 1993, is hereby incorporated by reference.

*10.9   Promissory Note from Ronald H. Mabry dated March 31, 1994, filed as
        Exhibit 10.21 with Form 10-Q for the period ending March 31, 1994, is hereby incorporated by reference.

*10.10 Employment Agreement between the Company and Ronald H. Mabry dated April 1, 1994, filed as Exhibit 10.21 with Form 10-Q for the period ending March 31, 1994, is hereby incorporated by reference.

10.11 Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated October 1, 1992 filed as Exhibit 10.27 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

10.12 Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated February 28, 1994 filed as Exhibit 10.28 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

*10.13 Employment Agreement between the Company and P. Scott Munro dated June 1, 1994 filed as Exhibit 10.29 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

*10.14 Employment Agreement between the Company and John Ashbaugh dated July 29, 1994 filed as Exhibit 10.30 with Form 10-K for the period ending December 31, 1994, is hereby incorporated by reference.

10.15 Asset Purchase Agreement dated May 5, 1995 between the Company and Reptron Electronics, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on August 9, 1995, is hereby incorporated by reference.

                                    Continued

Number  Description
- ------  -----------

10.16 Agreement and Plan of Reorganization dated November 18, 1995 between the Company and International Parts, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 1995 is hereby incorporated by reference.

10.17 Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 17, 1996, is hereby incorporated by reference.

*10.18 Employment Letter between the Company and P. Scott Munro dated January 18, 1996.

*10.19 Employment Letter between the Company and Donald A. Cochrane dated January 18, 1996.

*10.20 Employment Letter between the Company and James W. Dorst dated June 12, 1995.

10.21 Lease Agreement between MP Hacienda, Inc. and the Company dated July 15, 1995.

10.22 Amendment to Loan Documents dated November 20, 1995 between the Company and Coast Business Credit.

21.0    Subsidiaries of the Registrant.

23.1    Consent of Coopers & Lybrand L.L.P.

24.0    Power of Attorney (see page 43 of this Form 10-K).

*    Denotes management compensation plan or arrangement.

                                    Continued