Form 10-Q
period 1996-03-31
WESTERN MICRO TECHNOLOGY INC
filed 1996-05-15
CIK 715842

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q


/x/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





 For the Quarter Ended March 31, 1996         Commission File Number 0-11560
 ------------------------------------         ------------------------------




                         WESTERN MICRO TECHNOLOGY, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           California                                   94-2414428
         --------------                               --------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


   254 E. Hacienda Avenue, Campbell, CA                      95008
 ----------------------------------------                  ---------
 (Address of principal executive offices)                  (Zip Code)


             (408) 379-0177                                    N/A
           ------------------                                -------
    (Registrant's telephone number,            (Former name, former address and
         including area code)                   former fiscal year, if changed
                                                         since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES  /x/     NO  / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding at May 15, 1996
                  -----                      ----------------------------
     Common Shares, without par value                   4,204,645


                                     1 of 14

     When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Factors Affecting Future Results" on page 10. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.


                                     2 of 14

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Three Months
    Ended March 31, 1996 and 1995                                   4

Consolidated Balance Sheets at March 31, 1996 and
    December 31, 1995                                               5

Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1996 and 1995                                   6

Notes to Consolidated Financial Statements                          7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             9

PART II - OTHER INFORMATION                                        12

Signatures                                                         13

Index to Exhibits                                                  14

                                     3 of 14

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                    For the Three Months
                                                       Ended March 31,
                                                    --------------------
                                                      1996         1995
                                                      ----         ----

Net sales                                            $27,617      $33,497
Cost of goods sold                                    24,037       29,454
                                                     -------      -------
Gross profit                                           3,580        4,043
                                                    --------     --------
Gross profit as % of net sales                        12.96%       12.07%
Selling, general and administrative expenses           2,991        4,550
                                                    --------     --------
Operating income (loss)                                  589        (507)
Interest expense                                         237          275
Other income                                              53           31
                                                   ---------    ---------
Income (loss) before income taxes                        405        (751)
Provision for income taxes                                34           -
                                                   ---------   ----------
Net income (loss)                                   $    371     $  (751)
                                                    ========     ========
Net income (loss) per share                         $   0.09     $ (0.20)
                                                    ========     ========
Number of shares used in per share calculation         4,351        3,759
                                                    ========     ========

                     The accompanying notes are an integral
                       part of these financial statements.

                                     4 of 14

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)


                                                    March 31,  December 31,
                      ASSETS                           1996        1995
                                                     --------  ------------
Current Assets:

  Cash                                                $   262     $   546

  Trade accounts receivable, net of allowance for
  doubtful accounts of $410 at March 31, 1996 and
  $380 at December 31, 1995                            18,757      14,258

  Inventories, net                                     13,688      15,251

  Other current assets                                  1,624       1,705
                                                      -------     -------
    Total current assets                               34,331      31,760

Property and equipment, net                             2,091       1,720

Goodwill, net of accumulated amortization               3,534       2,206

Other assets                                              206         213
                                                      -------     -------
                                                      $40,162     $35,899
                                                      =======     =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Notes payable                                       $ 7,937     $ 7,040

  Current portion of capital lease obligations             87          86

  Accounts payable                                     18,021      15,950

  Accrued expenses                                      1,459       1,372
                                                      -------     -------
    Total current liabilities                          27,504      24,448

Capital lease obligations, less current portion            95         117

Other                                                     305         330

Commitments and contingencies (Note 5)

Shareholders' Equity:

Preferred Stock, no par value, 10,000,000 shares
authorized; none issued and outstanding                     -           -

Common Stock, no par value, 10,000,000 shares
authorized; issued and outstanding:  4,204,645 at
March 31, 1996 and 4,009,988 at December 31, 1995      16,470      15,587

Accumulated deficit                                   (4,212)      (4,583)
                                                      -------      -------
Total shareholders' equity                             12,258      11,004
                                                      -------     -------
                                                      $40,162     $35,899
                                                      =======     =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                     5 of 14

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                 For the Three Months
                                                                    Ended March 31,
                                                                 --------------------
                                                                   1996         1995
                                                                   ----         ----
  Cash flows from operating activities:

  Net income (loss)                                              $  371    $    (751)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                                     211          140

  Gain on sale of equipment                                         (22)          -

  Provision for doubtful accounts receivable                          -           68

Change in assets and liabilities:

  Accounts receivable                                            (3,690)      (1,974)

  Inventories                                                     1,678         (248)

  Other current assets                                               81          (13)

  Other assets                                                        7          (33)

  Accounts payable                                                1,099        2,460

  Accrued expenses and other                                         85          (36)
                                                                 ------       ------
    Net cash used in operating activities                          (180)        (387)
                                                                 ------       ------
Cash flows from investing activities:

  Purchase of R&D, net of cash acquired                            (658)          -

  Proceeds from sale of equipment                                    22           -

  Acquisition of property and equipment                            (524)        (257)
                                                                 ------       ------
    Net cash used in investing activities                        (1,160)        (257)
                                                                 ------       ------
Cash flows from financing activities:

  Net proceeds from short-term borrowings                           897          669

  Payments on lease obligations                                     (44)         (29)

  Proceeds from exercise of stock options                           203            2

  Proceeds from equipment loan                                       -           101
                                                                -------      -------
Net cash provided by financing activities                         1,056          743

Net (decrease) increase in cash                                    (284)          99

Cash--beginning of period                                           546          138
                                                                 ------      -------
Cash--end of period                                              $  262      $   237
                                                                 ======      =======


                     The accompanying notes are an integral
                       part of these financial statements.

                                     6 of 14

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Western Micro Technology, Inc. and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for a full year or for any other period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1995.

Note 2: The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 3: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

Note 4:     Supplemental Cash Flow Information:
            Cash paid for interest in the three-month periods ended March 31, 1996 and 1995 was $204,000 and $254,000, respectively.

Note 5: In the course of its business, the Company is sometimes named as a defendant in litigation. The Company is currently a defendant in a lawsuit and could incur an uninsured liability. However, in the opinion of management, the outcome of such litigation will not have a material adverse effect on the results of operations or financial condition.

Note 6: On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock.
            The agreement between the Company and R&D (the "Agreement") also contains an earn-out provision which allows R&D to earn up to an additional 142,500 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $292,500. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has been accounted for as a purchase

                                     7 of 14
            with the future results of R&D to be included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $1,380,000 of goodwill and other intangible assets. For the year ended
            December 31, 1995, R&D had revenues of $9,557,000 with net income of $446,000.

                                     8 of 14

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Events
- -------------

    On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") also contains an earn-out provision which allows R&D to earn up to an additional 142,500 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $292,500. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has been accounted for as a purchase with the future results of R&D to be included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $1,380,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of $9,557,000 with net income of $446,000.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- -------------------------------------------------------------------------------

    The Company's revenues and gross profits for the quarter were generated entirely from the computer systems distribution business, as the Company sold its components distribution business in July 1995.

    Net sales for the three months ended March 31, 1996 of $27,617,000 were 18% lower than the net sales of $33,497,000 for the corresponding period in 1995. Prior period results include components distribution sales of approximately $16,188,000 and computer systems sales of approximately $17,309,000; indicating a 60% increase in computer systems sales for the first quarter of 1996 compared to the first quarter of 1995. Computer systems sales increased due to the expansion of the Company's computer systems distribution business and the acquisitions of International Parts, Inc. ("IPI") in November 1995 and R&D in January 1996. Gross profit as a percentage of sales for the three months ended March 31, 1996 was 13% compared to 12% for the same period one year ago. Gross profit was depressed in the prior year due to increased competition among many of the Company's component product lines.

    Selling, general and administrative expenses decreased 34% in the three months ended March 31, 1996 from the same period a year ago due to the sale of the Company's components distribution assets and the corresponding transfer of the components-related employees and infrastructure to the buyer. In relation to the ongoing computer systems distribution business, the expenses saved as a result of the sale of the components business have been partially offset by necessary increases as a result of higher systems sales.

                                     9 of 14

    Interest expense decreased 14% in the three months ended March 31, 1996 versus the same period in 1995 due to a reduction in bank borrowings, as a result of the retirement of debt from the proceeds received from the sale of the Company's components distribution assets.

    The increase in other income is primarily a result of a gain recognized on the sale of equipment.

Liquidity and Capital Resources
- -------------------------------

    Net cash used in operating activities during the three months ended March 31, 1996 totaled $180,000 compared to the net cash used in operating activities of $387,000 for the three months ended March 31, 1995.

    The increase in the accounts receivable of $3,690,000 was primarily due to increased sales volume and the purchase of assets from R&D. This was offset by a decrease in inventory of $1,678,000 as a result of increased emphasis on inventory management, and by an increase in accounts payable of $1,099,000 as a result of the increased sales volume.

    Net cash used in investing activities totaled $1,160,000 for the three months ended March 31, 1996, compared to net cash used in investing activities of $257,000 for the three months ended March 31, 1995. The significant investing activities for 1996 consisted of the R&D asset purchase as well as continuing leasehold and computer hardware and software investments made at the Company's headquarters and sales office sites.

    The Company has a $15,000,000 line of credit with a bank which expires in April 1998. Borrowings under this line of credit are limited to 80% of eligible accounts receivable and 40% of eligible inventories (up to a maximum of $4,000,000), as defined in the agreement, and are collateralized by substan-tially all of the Company's assets. Borrowings under this line were $7,937,000 at March 31, 1996.

    The Company has required substantial working capital to finance inventories, accounts receivable and capital expenditures and has financed its working capital requirements, software upgrades and equipment requirements primarily through bank borrowings. The Company believes it has the ability to obtain sufficient resources to fund its operations through calendar 1996.

Factors Affecting Future Results
- --------------------------------

    The Company's past operating results have been, and its future operating results will be, subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations as a result of a number of factors, including the addition or loss of key suppliers or customers, price competition and changes in the supply and demand for computer products. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have a material adverse impact on the Company's profitability. The Company's future success depends in part on the continued service of its key personnel, and its ability to identify and hire additional personnel. There is intense competition

                                    10 of 14
for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. Loss of the services of, or failure to recruit, key sales and management personnel could be significantly detrimental to the Company.

                                    11 of 14

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

Item 2  Changes in Securities.  None.
        ---------------------

Item 3  Defaults on Senior Securities.  None.
        -----------------------------

Item 4  Submission of Matters to a Vote of Security Holders.  None.
        ---------------------------------------------------

Item 5  Other Information.  None.
        -----------------

Item 6  Exhibits and Reports on Form 8-K.
        --------------------------------

        A.  Exhibits.
            --------

            Exhibit - 11.1.  Computation of Net Income (Loss) Per Share

        B.  Reports on Form 8-K.
            -------------------

        On January 17, 1996, the Registrant filed a Report on Form 8-K relating to its acquisition of substantially all of the assets and the associated goodwill of R&D on January 2, 1996 (the "R&D 8-K").

        On January 31, 1996, the Registrant filed a Report on Form 8-K/A to amend a Report on Form 8-K filed by the Company on December 4, 1995, relating to its acquisition of all of the outstanding stock of IPI on November 18, 1995.

        On March 18, 1996, the Registrant filed a Report on Form 8-K/A to amend the R&D 8-K, including the following financial statements: (1) financial statements of R&D, and (2) financial statements of the Registrant, showing the pro forma effects of the acquisition of R&D.

                                    12 of 14

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Registrant:

                                    WESTERN MICRO TECHNOLOGY, INC.



Dated:  May 13, 1996                By       /s/ P. SCOTT MUNRO
                                      ---------------------------------------
                                                 P. Scott Munro
                                       Chief Executive Officer and President




Dated:  May 13, 1996                By        /s/ JAMES W. DORST
                                      ---------------------------------------
                                                  James W. Dorst
                                              Chief Financial Officer

                                    13 of 14

                                INDEX TO EXHIBITS



 EXHIBIT                                                         PAGE
 -------                                                         ----
  11.1        Statement Regarding Computation of Net Income       15
              (Loss) Per Share




                                    14 of 14