Form 10-Q
period 1996-06-30
WESTERN MICRO TECHNOLOGY INC
filed 1996-08-13
CIK 715842

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended June 30, 1996            Commission File Number 0-11560
   -------------------------------            ------------------------------



                         WESTERN MICRO TECHNOLOGY, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               California                             94-2414428
              ------------                           ------------
      (State or other jurisdiction       (I.R.S. Employer Identification No.)
    of incorporation or organization)

   254 E. Hacienda Avenue, Campbell, CA                 95008
 ----------------------------------------            -----------
 (Address of principal executive offices)             (Zip Code)

             (408) 379-0177                              N/A
           ------------------                           -----
    (Registrant's telephone number,     Former name, former address and former
         including area code)         fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 YES |X| NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at August 8, 1996
                    -----                        -----------------------------
      Common Shares, without par value                     4,226,342


                               Page 1 of 14 pages.
                    The exhibit index is located on page 13.

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

     Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 1996 and 1995                                 3

     Consolidated Balance Sheets at June 30, 1996
          and December 31, 1995                                               4

     Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1996 and 1995                                        5

     Notes to Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

Index to Exhibits                                                            14


     When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Factors Affecting Future Results" on page 9. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.


                               Page 2 of 14 pages

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                        WESTERN MICRO TECHNOLOGY, INC.
                                AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                  FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                     ENDED JUNE 30,           ENDED JUNE 30,
                                  --------------------      ------------------
                                     1996       1995          1996      1995
                                  ----------  --------      --------  --------

Net sales                           $ 32,365  $ 30,018      $ 59,981  $ 63,515

Cost of goods sold                    28,459    26,421        52,495    55,875
                                    --------  --------      --------  --------
Gross profit                           3,906     3,597         7,486     7,640
                                    --------  --------      --------  --------
Gross profit as % of sales             12.07%    11.98%        12.48%    12.03%

Selling, general and
  administrative expenses              3,269     4,494         6,260     9,044

Restructuring costs                       --     3,600            --     3,600
                                    --------  --------      --------  --------
Operating income (loss)                  637    (4,497)        1,226    (5,004)

Interest expense                         197       287           434       562

Other income                             106        --           159        31
                                    --------  --------      --------  --------
Income (loss) before
  income taxes                           546    (4,784)          951    (5,535)

Provision for income taxes                60        --            94        --
                                    --------  --------      --------  --------
Net income (loss)                   $    486  $ (4,784)     $    857  $ (5,535)
                                    ========  ========      ========  ========
Net income (loss) per
  common share                      $   0.11  $  (1.29)     $   0.19  $  (1.49)
                                    ========  ========      ========  ========
Number of shares used in
  per share calculation                4,529     3,705         4,443     3,705
                                    ========  ========      ========  ========

    The accompanying notes are an integral part of the financial statements.


                               Page 3 of 14 pages

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                   (Unaudited)

                    ASSETS                                JUNE 30,  DECEMBER 31,
                                                            1996       1995
                                                          --------   --------
Current Assets:
  Cash                                                    $     79   $    546
  Trade accounts receivable, net of allowance for doubtful
     accounts of $332 at June 30, 1996 and $380 at
     December 31, 1995                                      20,332     14,258
  Inventories, net                                          14,478     15,251
  Other current assets                                       1,007      1,705
                                                          --------   --------
         Total current assets                               35,896     31,760

Property and equipment, net                                  2,728      1,720
Goodwill, net of accumulated amortization                    3,474      2,206
Other assets                                                   206        213
                                                          --------   --------
                                                          $ 42,304   $ 35,899
                                                          ========   ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                           $  8,089   $  7,040
  Current portion of capital leases                             75         86
  Accounts payable                                          19,769     15,950
  Accrued expenses                                           1,249      1,372
                                                          --------   --------
         Total current liabilities                          29,182     24,448
Capital lease obligations, less current portion                 82        117
Other                                                          281        330
Shareholders' Equity:
  Preferred Stock, without par value, 10,000,000 shares
    authorized; none issued and outstanding                     --         --
  Common Stock, without par value, 10,000,000 shares
    authorized; issued and outstanding:  4,207,145 at
    June 30, 1996 and 4,009,988 at December 31, 1995        16,485     15,587
  Accumulated deficit                                       (3,726)    (4,583)
                                                          --------   --------
         Total Shareholders' Equity                         12,759     11,004
                                                          --------   --------
                                                          $ 42,304   $ 35,899
                                                          ========   ========


   The accompanying notes are an integral part of these financial statements.


                               Page 4 of 14 pages

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)

                                                            FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                            -----------------
                                                              1996     1995
                                                            -------  --------
Cash flows from operating activities:
  Net income (loss)                                         $   857   $(5,535)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                 445       273
  Gain on sale of equipment                                     (22)       --
  Provision for doubtful accounts receivable                     --       206
  Provision for restructuring costs                              --     3,600
Change in assets and liabilities:
  Accounts receivable                                        (5,265)      230
  Inventories                                                   888      (492)
  Other current assets                                          698       154
  Other assets                                                    7        43
  Accounts payable                                            2,847     2,714
  Accrued expenses and other                                   (127)     (151)
                                                            -------   -------
     Net cash provided by operating activities                  328     1,042
                                                            -------   -------
Cash flows from investing activities:
  Purchase of R&D, net of cash acquired                        (662)       --
  Proceeds from sale of equipment                                22        --
  Acquisition of property and equipment                      (1,331)     (570)
                                                            -------   -------
     Net cash used in investing activities                   (1,971)     (570)
                                                            -------   -------
Cash flows from financing activities:
  Net proceeds from (payments on) short-term borrowings       1,049      (483)
  Payments on lease obligations                                 (91)      (58)
  Proceeds from exercise of stock options                       218         6
  Proceeds from equipment loan                                   --       101
                                                            -------   -------
     Net cash provided by (used in) financing activities      1,176      (434)
Net (decrease) increase in cash                                (467)       38
Cash--beginning of period                                       546       138
                                                            -------   -------
Cash--end of period                                         $    79   $   176
                                                            =======   =======


   The accompanying notes are an integral part of these financial statements.


                               Page 5 of 14 pages

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

Note 1: The unaudited consolidated financial statements which include the accounts of Western Micro Technology, Inc. and its subsidiary have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for a full year or for any other period. These financial statements should be read in conjunction with the Financial Statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1995.

Note 2: The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 3: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

Note 4: Supplemental Cash Flow Information: Cash paid for interest in the six-month period ended June 30, 1996 and 1995 was $412,000 and $536,000 respectively.

Note 5: On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") also contains an earn-out provision which allows R&D to earn up to an additional 142,500 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $292,500. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has been accounted for as a purchase with the future results of R&D to be included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $1,380,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of $9,557,000 with net income of $446,000.


                               Page 6 of 14 pages

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

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

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

     The Company's revenues and gross profits for the quarter were generated entirely from the computer systems distribution business, as the Company sold its components distribution business in July 1995.

     Net sales for the three months ended June 30, 1996 of $32,365,000 were 8% higher than the net sales of $30,018,000 for the corresponding period in 1995. Prior period results include components distribution sales of approximately $10,435,000 and computer systems sales of approximately $19,583,000; indicating a 65% increase in computer systems sales for the first quarter of 1996 compared to the first quarter of 1995. Computer systems sales increased due to the expansion of the Company's computer systems distribution business and the acquisitions of International Parts, Inc. ("IPI") in November 1995 and R&D in January 1996. Gross profit as a percentage of sales for the three months ended June 30, 1996 was 12.07% compared to 11.98% for the same period one year ago.

     Selling, general, and administrative expenses decreased 27% in the three months ended June 30, 1996 from the same period a year ago due to the sale of the Company's components distribution assets, the corresponding transfer of the components-related employees and infrastructure to the buyer and continued management emphasis on reducing costs. In relation to the ongoing computer systems distribution business, the expenses saved as a result of the sale of the components business have been partially offset by necessary personnel increases as a result of higher systems sales, higher depreciation expense as a result of additions to the Company's infrastructure and higher amortization expense as a result of increased goodwill related to recent acquisitions.


                               Page 7 of 14 pages

     Interest expense decreased 31% in the three months ended June 30, 1996 versus June 30, 1995 due to a reduction in bank borrowings as a result of the retirement of debt using the proceeds received from the sale of the Company's components distribution assets.

     The increase in other income is primarily due to commissions generated from assisting customers in obtaining lease financing for purchased computer systems and as a result of a gain recognized on the sale of equipment.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
- -------------------------------------------------------------------------

     Net sales from operations for the six months ended June 30, 1996 were $59,981,000 as compared to $63,515,000 for the same period a year ago, a decrease of 6%. Net sales for the six months ended June 30, 1995 included semiconductor distribution sales of approximately $26,618,000 and computer systems sales of approximately $36,897,000, resulting in a year-to-year 63% increase in systems sales for the six months ended June 30, 1996. Gross profit as a percentage of net sales for the six months ended June 30, 1996 was 12.48%, compared to 12.03% for the same period one year ago. The increase is due to the fact that component gross profit margins, which are typically higher than computer system margins, were rapidly declining in the first six months of 1995 before the eventual sale of the component assets in July 1995.

     Selling, general and administrative expenses decreased 31% in the six months ended June 30, 1996 from the same period a year ago due to the sale of the Company's component distribution assets, the corresponding transfer of the components-related employees and infrastructure to the buyer and continued management emphasis on reducing costs. In relation to the ongoing computer systems distribution business, the expenses saved as a result of the sale of the components business have been partially offset by necessary personnel increases as a result of higher systems sales, higher depreciation expense as a result of infrastructure additions and higher amortization expense as a result of increased goodwill related to recent acquisitions.

     Interest expense decreased 23% in the six months ended June 30, 1996 versus June 30, 1995 due to a reduction in bank borrowings as a result of the retirement of debt from the proceeds received from the sale of the Company's components distribution assets.

     The increase in other income is primarily due to commissions generated from assisting customers in finding lease financing for purchased computer systems and as a result of a gain recognized on the sale of equipment.

Liquidity and Capital Resources
- -------------------------------

     Net cash provided by operating activities during the six months ended June 30, 1996 totaled $328,000 compared to the net cash provided by operating activities of $1,042,000 for the six months ended June 30, 1995.

     The increase in the accounts receivable of $5,265,000 was primarily due to increased sales volume and the purchase of assets from R&D. This was offset by a decrease in inventory of $888,000 as a result of increased emphasis on inventory management and higher drop


                               Page 8 of 14 pages
shipment volume, and by an increase in accounts payable of $2,847,000 as a result of the increased sales volume.

     Net cash used in investing activities totaled $1,971,000 for the six months ended June 30, 1996, compared to net cash used in investing activities of $570,000 for the six months ended June 30, 1995. The significant investing activities for 1996 consist of the R&D asset purchase as well as continuing leasehold and computer hardware and software investments made at the Company's headquarters and sales office sites.

     The Company has a $15,000,000 line of credit with a bank which expires in April 1998. Borrowings under this line of credit are limited to 80% of eligible accounts receivable (up to a maximum of $11,000,000) and 40% of eligible inventories (up to a maximum of $4,000,000), as defined in the agreement, and are collateralized by substantially all of the Company's assets. Borrowings under this line were $8,089,000 at June 30, 1996.

     The Company has required substantial working capital to finance inventories, accounts receivable, capital expenditures and has financed its working capital requirements, software upgrades and equipment requirements primarily through bank borrowings. The Company believes it has the ability to obtain sufficient resources to fund its operations through calendar 1996.

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


                               Page 9 of 14 pages

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.  None.
          -----------------

Item 2.   Changes in Securities.  None.
          ---------------------

Item 3.   Defaults on Senior Securities.  None.
          -----------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. At the Annual
          ---------------------------------------------------
          Meeting of Shareholders on May 16, 1996, the following proposals were voted on and approved by the holders of 3,530,612 shares of common stock, representing 83.9% of the outstanding shares on such date (4,204,645):

          (1) To elect a Board of six (6) directors to hold office until the next annual meeting of shareholders or until their respective successors have been elected and qualified:

               Director                              Votes For         Withheld
               -----------------------------         ---------         --------
               James J. Heffernan...........         3,371,070          159,542
               Jerome A. Martin.............         3,371,770          158,842
               P. Scott Munro...............         3,372,770          157,842
               K. William Sickler...........         3,372,770          157,842
               J. Larry Smart...............         3,372,770          157,842
               William H. Welling...........         3,342,470          188,142

          (2) To approve the amendment and restatement of the Company's 1994 Stock Option Plan:

               Votes For        Against           Abstain      Broker Non-Votes
               ---------        -------           -------      ----------------
               2,816,075        316,573            30,168           367,796

          (3) To ratify the designation of Coopers & Lybrand L.L.P. as independent accountants for the period ending December 31, 1996:

               Votes For        Against           Abstain      Broker Non-Votes
               ---------        -------           -------      ----------------
               3,503,902         14,842            11,868             0

Item 5.   Other Information.  None.
          -----------------


                               Page 10 of 14 pages

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          A.   Exhibits.
               --------

               *  Exhibit 10.1    1994 Stock Option Plan of Western Micro
                                  Technology, Inc.

                  Exhibit 11.1.   Computation of Net Income (Loss) Per Share

               *  Denotes management compensation plan or arrangement.


          B.   Reports on Form 8-K.
               -------------------

               None.


                               Page 11 of 14 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Registrant:

                                            WESTERN MICRO TECHNOLOGY, INC.



Dated:  August 9, 1996                      By      /s/ P. SCOTT MUNRO
                                              ----------------------------------
                                                        P. Scott Munro
                                              Chief Executive Officer, President



Dated:  August 9, 1996                      By      /s/ JAMES W. DORST
                                              ----------------------------------
                                                        James W. Dorst
                                                   Chief Financial Officer


                               Page 12 of 14 pages

                                INDEX TO EXHIBITS


EXHIBIT                                                                    PAGE
- -------                                                                    ----

*10.1 1994 Stock Option Plan of Western Micro Technology, Inc., filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Commission on July 26, 1996, is hereby incorporated by reference.

 11.1     Statement Regarding Computation of Net Income (Loss)               14
          Per Share for the Three and Six Months Ended June 30,
          1996 and 1995




*    Denotes management compensation plan or arrangement.


                               Page 13 of 14 pages