Form 10-Q
period 1996-09-30
WESTERN MICRO TECHNOLOGY INC
filed 1996-11-14
CIK 715842

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q


|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended September 30, 1996        Commission File Number 0-11560
 ----------------------------------------        ------------------------------



                         WESTERN MICRO TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               California                               94-2414428
    ---------------------------------       ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

  254 E. Hacienda Avenue, Campbell, CA                    95008
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

             (408) 379-0177                                 N/A
     -------------------------------     ---------------------------------------
     (Registrant's telephone number,     (Former name, former address and former
          including area code)              fiscal year, if changed since last
                                                           report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                             YES |X|     NO |_|

     Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at October 31, 1996
              -----                         -------------------------------
Common Shares, without par value                       4,256,277

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Three and
  Nine Months Ended September 30, 1996 and 1995                               3

Consolidated Balance Sheets at September 30, 1996 and
  December 31, 1995                                                           4

Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 1996 and 1995                                           5

Notes to Consolidated Financial Statements                                    6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                         8

PART II - OTHER INFORMATION

Other Information                                                            11

Signatures                                                                   12

Index to Exhibits                                                            13



     When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors Affecting Future Results" on page 10. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.


                                      2 of 13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                         WESTERN MICRO TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              For the Three Months                      For the Nine Months
                                               Ended September 30,                      Ended September 30,
                                    ------------------------------------     ------------------------------------
                                            1996               1995                1996                1995
                                    ----------------    ----------------     ---------------     ----------------

Net sales                           $         33,940    $         21,292     $        93,921     $         84,807

Cost of goods sold                            29,443              18,659              81,938               74,534
                                    ----------------    ----------------     ---------------     ----------------

Gross profit                                   4,497               2,633              11,983               10,273
                                    ----------------    ----------------     ---------------     ----------------

Gross profit as % of sales                     13.25%              12.37%              12.76%               12.11%

Selling, general and
  administrative expenses                      3,654               2,366               9,914               11,410

Restructuring costs                               --                  --                  --                3,600
                                    ----------------    ----------------     ---------------     ----------------

Operating income (loss)                          843                 267               2,069               (4,737)

Interest expense                                 242                 139                 676                  702

Other income                                     103                   2                 262                   34
                                    ----------------    ----------------     ---------------     ----------------

Income (loss) before
  income taxes                                   704                 130               1,655               (5,405)

Provision for income taxes                        61                  --                 155                   --
                                    ----------------    ----------------     ---------------     ----------------

Net income (loss)                   $            643    $            130     $         1,500     $         (5,405)
                                    ================    ================     ===============     ================

Net income (loss) per
  common share                      $           0.14    $           0.03     $          0.33     $          (1.46)
                                    ================    ================     ===============     ================

Number of shares used in
  per share calculation                        4,529               3,792               4,503                3,706
                                    ================    ================     ===============     ================



   The accompanying notes are an integral part of these financial statements.

                                      3 of 13

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                 ASSETS                                   September 30,
                                                                              1996         December 31,
                                                                           (Unaudited)         1995
                                                                         --------------    -------------
Current Assets:
  Cash                                                                   $          407    $         546
  Trade accounts receivable, net of allowance for doubtful
     accounts of $187 at September 30, 1996 and $380 at
     December 31, 1995                                                           24,580           14,258
  Inventories, net                                                               16,179           15,251
  Other current assets                                                            1,625            1,705
                                                                         --------------    -------------
         Total current assets                                                    42,791           31,760

Property and equipment, net                                                       3,057            1,720
Goodwill, net of accumulated amortization                                         3,602            2,206
Other assets                                                                        206              213
                                                                         --------------    -------------
                                                                         $       49,656    $      35,899
                                                                         ==============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                          $        9,813    $       7,040
  Current portion of capital leases                                                  66               86
  Accounts payable                                                               24,355           15,950
  Accrued expenses                                                                1,510            1,372
                                                                         --------------    -------------
         Total current liabilities                                               35,744           24,448

Capital lease obligations, less current portion                                      68              117
Other                                                                               257              330

Shareholders' Equity:
  Preferred Stock, without par value, 10,000,000 shares
    authorized; none issued and outstanding                                          --               --
  Common Stock, without par value, 10,000,000 shares
    authorized; issued and outstanding:  4,240,027 at
    September 30, 1996 and 4,009,988 at December 31, 1995                        16,670           15,587
  Accumulated deficit                                                            (3,083)          (4,583)
                                                                         --------------    -------------
         Total Shareholders' Equity                                              13,587           11,004
                                                                         --------------    -------------
                                                                         $       49,656    $      35,899
                                                                         ==============    =============

   The accompanying notes are an integral part of these financial statements.

                                      4 of 13

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                              1996            1995
                                                                         --------------    -------

Cash flows from operating activities:
  Net income (loss)                                                      $        1,500    $      (5,405)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
  Depreciation and amortization                                                     699              404
  Gain on sale of equipment                                                         (22)             (87)
  Provision for doubtful accounts receivable                                         20              291
  Provision for restructuring costs                                                  --            1,325
Change in assets and liabilities:
  Accounts receivable                                                            (9,533)           3,712
  Inventories                                                                      (925)           8,044
  Other current assets                                                               80              335
  Other assets                                                                        7               43
  Accounts payable                                                                7,433           (1,551)
  Accrued expenses and other                                                        133             (224)
                                                                         --------------    -------------
     Net cash (used in) provided by operating activities                           (608)           6,887
                                                                         --------------    -------------

Cash flows from investing activities:
  Purchase of R&D, net of cash acquired                                            (662)              --
  Proceeds from sale of equipment                                                    22              168
  Acquisition of property and equipment                                          (1,842)            (917)
                                                                         --------------    -------------
     Net cash used in investing activities                                       (2,482)            (749)
                                                                         --------------    -------------

Cash flows from financing activities:
  Net proceeds from (payments on) short-term borrowings                           2,773           (6,216)
  Payments on lease obligations                                                    (137)             (91)
  Proceeds from exercise of stock options                                           315                6
  Proceeds from equipment loan                                                       --              101
                                                                         --------------    -------------
     Net cash provided by (used in) financing activities                          2,951           (6,200)
Net decrease in cash                                                               (139)             (62)
Cash--beginning of period                                                           546              138
                                                                         --------------    -------------
Cash--end of period                                                      $          407    $          76
                                                                         ==============    =============

   The accompanying notes are an integral part of these financial statements.

                                      5 of 13

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)

Note 1: The unaudited consolidated financial statements which include the accounts of Western Micro Technology, Inc. and its subsidiary have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year or for any other period. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1995.

Note 2: The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 3: Revenue Recognition and Accounts Receivable: The Company records revenue, net of allowances for estimated returns, at the time of product shipment. To protect against potential collection losses, the Company has obtained insurance coverage on its outstanding receivable balance. The insurance covers substantially all outstanding and future receivables and is renewable on an annual basis.

Note 4: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

Note 5: Supplemental Cash Flow Information: Cash paid for interest in the nine-month period ended September 30, 1996 and 1995 was $634,000 and $728,000 respectively.

Note 6: On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") also contains an earn-out provision which allows R&D to earn up to an additional 142,500 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $292,500. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has

                                      6 of 13
          been accounted for as a purchase with the future results of R&D to be included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $1,380,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of $9,557,000 with net income of $446,000.


                                      7 of 13

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Recent Events
-------------

     On November 7 1996, the Company acquired the net assets of Star Technologies, Inc., a privately held company, for $950,000, which was paid in 113,263 shares of the Company's Common Stock at an average price of $8.387. Ten percent of the shares were placed in escrow as security for Star's indemnification obligations. The agreement also contains an earn-out through December 31, 1998, which allows Star to earn up to an additional $2,400,000. The earn-out is payable in shares of Common Stock and is based upon the attainment of certain gross profit dollars. For the year ended
June 30, 1996, Star had revenues of approximately $7,500,000 with net income of approximately $40,000.

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

Three Months Ended September 30, 1996 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1995
------------------

     The Company's revenues and gross profits for the current quarter were generated entirely from the computer systems distribution business, as the Company sold its components distribution business in July 1995.

     Net sales for the three months ended September 30, 1996 of $33,940,000 were 59% higher than the net sales of $21,292,000 for the corresponding period in 1995. Prior period results include components distribution sales of approximately $1,631,000 and computer systems sales of approximately $19,661,000; indicating a 73% increase in computer systems sales for the third quarter of 1996 compared to the third quarter of 1995. Computer systems sales increased due to the expansion of the Company's computer systems distribution business, general market demand for mid-range computer systems, and the acquisitions of International Parts, Inc. ("IPI") in November 1995 and R&D in January 1996. Gross profit as a percentage of sales for the three months ended September 30, 1996 was 13.25% compared to 12.76% for the same period one year ago. The gross profit percentage increased primarily due to the fact the Company has been able to secure increased purchase discounts from its vendors as a result of higher sales volume.

     Selling, general, and administrative expenses increased 54% in the three months ended September 30, 1996 from the same period a year ago due to necessary personnel increases as a result of higher systems sales, higher depreciation expense as a result of additions to the Company's infrastructure and higher amortization expense as a result of increased goodwill related to the recent acquisitions.

     Interest expense increased 74% in the three months ended September 30, 1996 versus September 30, 1995 due to an increase in bank borrowings as a result of the Company having

                                      8 of 13
to finance higher accounts receivable and inventory levels due to the substantial increase in sales.

     The increase in other income is primarily due to commissions generated from assisting customers in obtaining lease financing for purchased computer systems as well as a gain recognized on the sale of equipment.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1995
------------------

     Net sales from operations for the nine months ended September 30, 1996 were $93,921,000 as compared to $84,807,000 for the same period a year ago, an increase of 11%. Net sales for the nine months ended September 30, 1995 included semiconductor distribution sales of approximately $28,248,000 and computer systems sales of approximately $56,559,000, resulting in a year-to-year 66% increase in systems sales for the nine months ended September 30, 1996. Gross profit as a percentage of net sales for the nine months ended September 30, 1996 was 12.37%, compared to 12.11% for the same period one year ago. The increase is due to the fact that component gross profit margins, which are typically higher than computer system margins, were rapidly declining in the first seven months of 1995 before the eventual sale of the component assets in July 1995.

     Selling, general and administrative expenses decreased 13% in the nine months ended September 30, 1996 from the same period a year ago due to the sale of the Company's component distribution assets, the corresponding transfer of the components-related employees and infrastructure to the buyer and continued management emphasis on reducing costs. In relation to the ongoing computer systems distribution business, the expenses saved as a result of the sale of the components business have been partially offset by necessary personnel increases as a result of higher systems sales, higher depreciation expense as a result of infrastructure additions and higher amortization expense as a result of increased goodwill related to recent acquisitions.

     Interest expense decreased 4% in the nine months ended September 30, 1996 versus September 30, 1995 due to a reduction in bank borrowings as a result of the retirement of debt from the proceeds received from the sale of the Company's components distribution assets.

     The increase in other income is primarily due to commissions generated from assisting customers in finding lease financing for purchased computer systems as well as a gain recognized on the sale of equipment.

Liquidity and Capital Resources
-------------------------------

     Net cash used by operating activities during the nine months ended September 30, 1996 totaled $608,000 compared to the net cash provided by operating activities of $6,887,000 for the nine months ended September 30, 1995.


                                     9 of 13

     The increase in the accounts receivable of $9,533,000 was primarily due to increased sales volume and the purchase of assets from R&D. This was offset by an increase in accounts payable of $7,433,000, which was also a result of the increased sales volume.

     Net cash used in investing activities totaled $2,482,000 for the nine months ended September 30, 1996, compared to net cash used in investing activities of $749,000 for the nine months ended September 30, 1995. The significant investing activities for 1996 consist of the R&D asset purchase as well as continuing leasehold and computer hardware and software investments made at the Company's headquarters and sales office sites.

     The Company has a $15,000,000 line of credit with a bank which expires in April 1998. Borrowings under this line of credit are limited to 80% of eligible accounts receivable (up to a maximum of $11,000,000) and 40% of eligible inventories (up to a maximum of $4,000,000), as defined in the agreement, and are collateralized by substantially all of the Company's assets. Borrowings under this line were $9,813,000 at September 30, 1996.

     The Company has required substantial working capital to finance inventories, accounts receivable, capital expenditures and has financed its working capital requirements, software upgrades and equipment requirements primarily through bank borrowings. The Company believes it has the ability to obtain sufficient resources to fund its operations through calendar 1996.

Factors Affecting Future Results
--------------------------------

     The Company's past operating results have been, and its future operating results will be, subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations as a result of a number of factors, including the addition or loss of key suppliers or customers, price competition and changes in the supply and demand for computer products. During the current fiscal year, approximately 50% of the Company's revenues have been derived from the sale of systems products manufactured by the Company's largest supplier, International Business Machines. Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have a material adverse impact on the Company's profitability. The Company's future success depends in part on the continued service of its key personnel, and its ability to identify and hire additional personnel. Loss of the services of, or failure to recruit, key sales and management personnel could be significantly detrimental to the Company.


                                    10 of 13

PART II -  OTHER INFORMATION


Item 1   Legal Proceedings.  None.
         -----------------

Item 2   Changes in Securities.  None.
         ---------------------

Item 3   Defaults on Senior Securities.  None.
         -----------------------------

Item 4   Submission of Matters to a Vote of Security Holders.  None.
         ---------------------------------------------------

Item 5   Other Information.  None.
         -----------------

Item 6   Exhibits and Reports on Form 8-K.
         --------------------------------

         A.   Exhibits.
              --------

                   Exhibit 11.1.     Computation of Net Income (Loss) Per Share

         B.   Reports on Form 8-K.
              -------------------

                  None.

                                      11 of 13

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant:

                                        WESTERN MICRO TECHNOLOGY, INC.



Dated:  November 13, 1996                By         /s/ P. SCOTT MUNRO
                                           ------------------------------------
                                                       P. Scott Munro
                                                 Chief Executive Officer and
                                                         President



Dated:  November 13, 1996                By         /s/ JAMES W. DORST
                                           ------------------------------------
                                                       James W. Dorst
                                                   Chief Financial Officer


                                    12 of 13

                                INDEX TO EXHIBITS


Exhibit                                                               Page

  11.1   Statement Regarding Computation of Net Income (Loss)
         Per Share for the Three and Nine Months Ended
         September 30, 1996 and 1995



                                      13 of 13