Form 10-K
period 1996-12-31
WESTERN MICRO TECHNOLOGY INC
filed 1997-03-31
CIK 715842

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)


/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended ....................................December 31, 1996

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________________ to ______________________

Commission File Number   0-11560
                       -----------

                         WESTERN MICRO TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                94-2414428
           ------------------                       --------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

         254 E. Hacienda Avenue,                            95008
       ---------------------------                         --------
              Campbell, CA                                (Zip Code)
             --------------
(Address of principal executive offices)

             (408) 379-0177
         -----------------------
     (Registrant's telephone number,
          including area code)

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

                               YES /X/   NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $44,759,567 on February 28, 1997.

     The aggregate number of outstanding shares of Common Stock, without par value, of the registrant was 4,509,244 shares as of February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

     When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Business--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                             INDEX TO 1996 FORM 10-K

Item No.                                                                    Page
--------                                                                    ----

PART I   ...................................................................  1
     ITEM 1.    BUSINESS....................................................  1
     ITEM 2.    PROPERTIES..................................................  5
     ITEM 3.    LEGAL PROCEEDINGS...........................................  6
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  6

PART II  ...................................................................  7
     ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS.........................................  7
     ITEM 6.    SELECTED FINANCIAL DATA.....................................  8
     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................  9
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 14
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE......................... 34

PART III ................................................................... 35
     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 35
     ITEM 11.   EXECUTIVE COMPENSATION...................................... 38
     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.................................................. 41
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 43

PART IV  ................................................................... 44
     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K................................................. 44

                                     PART I

ITEM 1.   BUSINESS
          --------

General
-------

     Western Micro Technology, Inc. (the "Company") is a distributor of commercial mid-range computer systems, peripheral equipment, software and attendant services, with its headquarters in Northern California's "Silicon Valley." The Company was incorporated under the name of Silicon Valley Services, Inc. on December 30, 1975 in the State of California.

     As a distributor of computer systems and peripheral equipment, the Company sells mid-range file servers and workstations, integrated personal computers and a full range of storage products and software. In addition, the Company sells installation and technical services.

     The Company maintains three distribution centers, three integration centers and nine sales offices, and its geographic market coverage is the entire United States.

     On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 in cash and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") contains an earn-out provision which allows R&D to earn up to an additional 125,000 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $855,000. As of December 31, 1996, approximately 33,000 shares, at an average price of $9.98, have been earned under this provision. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has been accounted for as a purchase with the result that R&D operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $1,400,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of approximately $9,557,000 with net income of approximately $446,000.

     On November 7, 1996, the Company acquired the net assets of Star Technologies, Inc. ("Star"), a privately held company, for $950,000, which was paid in 113,263 shares of the Company's common stock at a per share price of $8.38. The agreement between the Company and Star (the "Agreement") contains an earn-out provision which allows Star to earn up to an additional $2,400,000 of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). An additional 89,418 shares were issued by the Company on November 7, 1996 and placed in escrow for this earn-out provision. If Star does not meet the earn-out provision targets, the appropriate number of shares will be returned to the Company. The assets purchased primarily consisted of certain inventories and trade accounts receivable of Star. The acquisition has been accounted for as a purchase with the result that Star operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $400,000 of goodwill and other intangible assets recorded approximately $400,000 of goodwill and other intangible assets.
For the year ended June 30, 1996, Star had revenues of approximately $7,500,000 with net income of approximately $40,000.

     On November 29, 1996, the Company acquired the net assets of International Data Products, LLC ("IDP"), a privately held company, for $265,000 in cash and assumed net liabilities of $424,000. The agreement between the Company and IDP (the "Agreement") contains an earn out provision which allows IDP to earn up to 140,000 shares of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). The value of the shares will be based on the average daily closing price of the Company's common stock at the end of the earn out period, December 31, 1998. The assets purchased primarily consisted of certain inventories and trade accounts receivable of IDP. The acquisition has been accounted for as a purchase with the result that IDP operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $780,000 of goodwill and other intangible assets. For the year ended December 31, 1995, IDP had unaudited revenues of approximately $4,611,000 with net income of approximately $2,000.

Distribution Activities
-----------------------

     The Company is a specialty distributor of mid-range computer systems, peripheral equipment, software and attendant services. Manufacturers of these products generally consider master distributors, such as the Company, to be an important extension of their sales and marketing activities and are moving more of their business into this channel. As a distributor, the Company sells, processes orders, delivers, and services (if necessary) the manufacturers' products, relieving the manufacturer of a portion of the costs associated with such functions, including the investment in accounts receivable and inventory, while offering customers off-the- shelf delivery.

     The Company has a broad base of customers in the computer, industrial, financial, instrumentation, telecommunication and consumer products markets. No single distribution customer accounted for more than 10% of the Company's net distribution sales during the year ended December 31, 1996. Distribution is presently conducted from the Company's major distribution center in Campbell, California and its facilities in Burr Ridge, Illinois and Framingham, Massachusetts. The Company also has nine sales offices located in: Irvine, Laguna Hills and Campbell, California; Burr Ridge, Illinois; Mt. Laurel, New Jersey; San Antonio, Texas; Colorado Springs, Colorado; Framingham, Massachusetts and Phoenix, Arizona.

     Mid-range systems distribution is one of the fastest growing segments of the computer industry. As prices for computer systems and peripheral equipment have declined and as the systems themselves have become more complex, the market for these systems has increased and the cost to manufacturers of providing a field sales force of skilled personnel for on-site customer presentation has become uneconomical except with respect to large customers. Accordingly, manufacturers of such equipment are beginning to rely on distributors to augment and supplement their sales and marketing efforts.

     The Company specializes in selling commercial multi-user computer systems (file servers) and a full range of disk drives, optical and board-level products, software, and attendant services. The major customers for these products are VARs (value-added resellers) who purchase computer hardware from the Company, generally incorporate vertical market software, and sell an integrated computer system to an end-user customer or original equipment manufacturers (OEM). In addition, other value-added functions are conducted in the Company's technology and integration centers located in Campbell, California, Burr Ridge, Illinois and Laguna Hills, California, which offer "turnkey" systems assembly, bundling and construction, primarily to OEM. The Company offers such organizations a single source for hardware, software, and service needs and makes available to its systems customers a wide range of pre- and post-sales support from its technical support group. During the year ended December 31, 1996, the Company estimates that OEMs accounted for 25% of the Company's systems sales and VARs accounted for 75%.

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

     Currently, the Company acts as a distributor for approximately 30 manufacturers of computer systems, peripheral equipment and software. The Company maintains an on-going program for evaluation of new and existing products and suppliers through market research and customer and supplier consultations. During the year ended December 31, 1996, approximately 80% of the Company's net sales were from systems products manufactured by International Business Machines Corporation ("IBM"), Data General Corporation, NCR Corporation, and Unisys Corporation. The Company estimates that typical orders for integrated computer systems range from approximately $10,000 to $300,000.

     Marketing of computer systems, peripheral equipment and software is currently conducted from all of the Company's locations, with branch offices electronically linked to the Company's central computer in Campbell, California. This enables financial and operational information to be monitored on a real-time basis.

     To become an authorized distributor, the Company normally enters into a nonexclusive agreement with a manufacturer that is typically cancelable by either party upon 30 to 120 days' prior written notice. Several of the franchise agreements with the manufacturers provide (i) that the manufacturer is obligated, in the event of cancellation by the manufacturer, to repurchase all of the products in the Company's inventory, (ii) that the Company has the right to return discontinued products and, to a specified percentage, inventory, in exchange for other products and (iii) that the Company has price protection in the form of credits for inventory items, where the price has been reduced by the manufacturer. Those manufacturers that do not have explicit provisions affording such protection in their franchise agreements with distributors such as the Company have, as a matter of policy, generally extended such protection to their distributors. However, in the absence of explicit provisions, there can be no assurance that such protection will continue to be extended in the future. If such protection were discontinued, the potential for inventory write-downs by the Company could be increased substantially.

Nature of Business and Competition
----------------------------------

     Although the Company's business is not seasonal to any material extent, its business is influenced by trends affecting the electronics industry in general and mid-range computer markets in particular. For example, the Company's largest vendor sells approximately 40% of its products in the last calendar quarter, which in the future could have an affect on the Company's revenues from quarter to quarter.

     The Company competes with national, regional, and local distributors in its marketing areas, some of which have substantially greater financial and marketing resources than the Company. These competitors can be generally classified into two types: fulfillment distributors and value-added distributors. The Company considers itself to be a value-added distributor. In some limited circumstances, the Company also competes with its own suppliers. Competition is based primarily on product availability, availability of trade credit, price, level of service, and the reputation of the manufacturer.

Marketing and Backlog
---------------------

     Systems and computer products are sold by sales personnel who regularly call on customers in assigned market areas and by inside telephone sales personnel. Sales are coordinated by sales managers and product managers whose responsibilities include supplier and product selection and pricing. Compensation for sales and marketing personnel is based primarily on attainment of specified gross profit margins, return on assets and inventory turns.

     Although the Company receives volume purchase orders, not all such orders will necessarily result in sales, as most orders are subject to revision or cancellation without penalty. Consequently, the Company does not believe backlog is necessarily a meaningful indicator of sales for future periods.

Employees
---------

     As of December 31, 1996, the Company had 180 full-time employees, 135 of whom were in operations, and the balance of whom were in corporate administration. Approximately 70 of the employees engaged in operations were sales personnel, all of whom participate in ongoing training to keep current on the latest technological advances in their respective areas.

     The Company is not a party to any collective bargaining agreement and considers its employee relations to be good.

Impact of Environmental Restrictions
------------------------------------

     The Company believes that compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon its capital expenditures, operations, or competitive position.

Insurance
---------

     The Company presently carries broad insurance coverage including property damage, business interruption, earthquake, general liability, product liability and directors and officers coverage. As a result of reduced availability of certain types of coverage offered by the insurance industry and increased premium costs, the Company may, in the future, be forced or may elect to become self insured for certain risks.

Factors Affecting Future Results
--------------------------------

     The Company's past operating results have been, and its future operating results will be, subject to a variety of uncertainties. The Company's quarterly operating results may be subject to fluctuations as a result of a number of factors, including the addition or loss of key suppliers or customers, price competition and changes in the supply and demand for computer products. The Company's revenues are concentrated with a relatively limited number of customers and the Company's suppliers of systems representing substantially all of the Company's revenues are concentrated among a few manufacturers. The Company extends trade credit to its customers and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. No single customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1996 and 1995. The loss of a major customer or the interruption of certain supplier relationships could adversely effect operating results. During the year ended December 31, 1996, approximately 50% of the Company's revenue was generated from the sales of products purchased from one of the Company's vendors, International Business Machines Corporation ("IBM"). Price competition in the industries in which the Company competes is intense and could result in gross margin declines, which could have a material adverse impact on the Company's profitability. The Company's future success depends in part on the continued service of its key personnel, and its ability to identify and hire additional personnel. Loss of the services of, or failure to recruit, key sales and management personnel could be significantly detrimental to the Company.


ITEM 2.  PROPERTIES
         ----------

     The Company's executive, administrative, principal sales office, main distribution warehouse and technology and integration center are located in a 35,563 square foot one-story facility located in Campbell, California. The facility is occupied under a lease for a monthly rent and other commitments of $24,183. This rent will increase effective July 1997, to $26,656 per month through the end of the lease term, June 2000.

     A total of 2,500 square feet of space is leased by the Company for its sales office in San Antonio, Texas, for a monthly rent of $1,750. The lease expires in November 1997.

     The leases for the Irvine and Laguna Hills, California offices, containing approximately 2,000 square feet and 10,000 square feet, respectively, provide for monthly rents and other commitments aggregating $11,550 per month. The Irvine lease expires in September 1997 and the Laguna Hills lease expires in March 1997.

     The lease for the Company's Framingham, Massachusetts facility covers 11,200 square feet, with a monthly rent in the amount of $6,864. The lease on this facility expires in March 2000.

     Approximately 2,500 square feet of space is leased by the Company for its sales office in Colorado Springs, Colorado, at a monthly rent of $1,927. The lease expires in December 1999.

     Approximately 16,900 square feet of space is leased by the Company for its sales, integration and stocking office in Burr Ridge, Illinois, at a monthly rent of $10,485. This rent will increase effective March 1997, to $11,600 per month through the end of the lease term, February 2003. There is a six-year renewal option at the end of the lease term.

     In addition to the leases described above, the Company also rents professional office space, on a month-to-month or quarter-to-quarter basis, for sales offices in Phoenix, Arizona and Mt. Laurel, New Jersey.

     The Company also leases various vehicles and other equipment.

     The Company believes its facilities are adequate for its current operations.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         ------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     (a)  Common Stock Price Range
          ------------------------

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol WSTM. The following table sets forth, for the periods indicated, high and low sales price information as reported by The Nasdaq Stock Market.

                             Year Ended December 31,
                  ----------------------------------------
                         1996                  1995
                  ------------------     -----------------
                    High        Low       High        Low
                    ----        ---       ----        ---

First Quarter     $  7.00     $ 4.63     $ 7.50     $ 4.00
Second Quarter    $ 10.75     $ 6.50     $ 6.38     $ 2.25
Third Quarter     $  9.00     $ 5.88     $ 6.00     $ 2.94
Fourth Quarter    $ 12.25     $ 8.13     $ 6.25     $ 5.00


     (b) As of February 28, 1997, there were approximately 1,450 beneficial shareholders and 195 shareholders of record. The Company has never paid a dividend and has no current plans to do so.

ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share data)
          -----------------------

                                                                        Year Ended December 31,
                                                  -----------------------------------------------------------------
Income Statement Data                                1996         1995          1994          1993          1992
---------------------                                ----         ----          ----          ----          ----

Net sales                                         $  31,697     $106,462      $119,285      $ 96,843      $ 80,478
Selling, general and administrative
         expense                                     14,123       13,703        16,968        16,768        15,165
Restructuring costs                                     --         3,600            --         1,510            --
Income (loss) from continuing
operations                                            2,614       (5,098)       (1,002)       (1,091)         (385)
Discontinued operations, net of tax                     --            --           387           524           427
Net income (loss)                                 $   2,338     $ (5,098)     $   (615)     $   (567)     $     42

Per share:
Income (loss) from continuing
         operations
         -Primary                                 $     .51     $  (1.36)     $  (0.27)     $  (0.31)     $  (0.12)
         -Fully Diluted                                 .50        (1.36)        (0.27)        (0.31)        (0.11)
Income (loss) from discontinued
         operations
         -Primary                                 $     --      $     --      $   0.10      $   0.15      $   0.13
         -Fully Diluted                                 --            --          0.10          0.15          0.12
Net income (loss) per share:
         -Primary                                 $     .51     $  (1.36)     $  (0.17)     $  (0.16)     $   0.01
         -Fully diluted                                 .50        (1.36)        (0.17)        (0.16)         0.01
Number of shares used in per share calculation:
         -Primary                                     4,510        3,756         3,669         3,474         3,320
         -Fully diluted                               4,663        3,756         3,669         3,474         3,418


                                                                                December 31,
                                                     -----------------------------------------------------------------
Balance Sheet Data                                       1996          1995          1994          1993         1992
------------------                                       ----          ----          ----          ----         ----
Working capital                                      $   7,448     $   7,312     $  12,334     $  12,021     $  10,836
Net trade accounts receivable                        $  25,943     $  14,258     $  15,170     $  13,365     $  10,035
Inventories                                          $  26,142     $  15,251     $  18,959     $  17,467     $  13,391
Total assets                                         $  63,276     $  35,899     $  37,898     $  34,975     $  27,426
Capital lease obligations, less current portion      $      53     $     117     $      65     $      52     $      96
Shareholders' equity                                 $  15,714     $  11,004     $  14,424     $  13,976     $  13,635

     Amounts for 1993 and 1992 have been restated to reflect the 1994 discontinuation of the Testing Division (see Note 7 of the Notes to Financial Statements) and the 1994 acquisition of First Computer Corporation accounted for as a pooling of interests (see Note 11 of the Notes to Financial Statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 in cash and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") contains an earn-out provision which allows R&D to earn up to an additional 125,000 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $855,000. As of December 31, 1996, approximately 33,000 shares, at an average price of $9.98, have been earned under this provision. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has been accounted for as a purchase with the result that R&D operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $1,400,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of approximately $9,557,000 with net income of approximately $446,000.

     On November 7, 1996, the Company acquired the net assets of Star Technologies, Inc. ("Star"), a privately held company, for $950,000, which was paid in 113,263 shares of the Company's common stock at a per share price of $8.38. The agreement between the Company and Star (the "Agreement") contains an earn-out provision which allows Star to earn up to an additional $2,400,000 of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). An additional 89,418 shares were issued by the Company on November 7, 1996 and placed in escrow for this earn-out provision. If Star does not meet the earn-out provision targets, the appropriate number of shares will be returned to the Company. The assets purchased primarily consisted of certain inventories and trade accounts receivable of Star. The acquisition has been accounted for as a purchase with the result that Star operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $400,000 of goodwill and other intangible assets. For the year ended June 30, 1996, Star had revenues of approximately $7,500,000 with net income of approximately $40,000.

     On November 29, 1996, the Company acquired the net assets of International Data Products, LLC ("IDP"), a privately held company, for $265,000 in cash and assumed net liabilities of $424,000. The agreement between the Company and IDP (the "Agreement") contains an earn out provision which allows IDP to earn up to 140,000 shares of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). The value of the shares will be based on the average daily closing price of the Company's common stock at the end of the earn out period, December 31, 1998. The assets purchased primarily consisted of certain inventories and trade accounts receivable of IDP. The acquisition has been accounted for as a purchase with the result that IDP operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $780,000 of goodwill and other intangible assets. For the year ended December 31, 1995, IDP had unaudited revenues of approximately $4,611,000 with net income of approximately $2,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     On November 18, 1995, the Company acquired all of the common stock of International Parts, Inc. ("IPI"), a privately held company for 300,000 shares of the Company's common stock. The agreement between the Company and IPI (the "Agreement") contains an earn-out provision which allows for IPI to earn up to an additional 300,000 shares of the Company's common stock based on 30% of gross profit dollars generated for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) in excess of $418,550 per quarter. The stock so issued is valued at an average of prevailing market closing stock prices at each quarterly payment date. During 1996 the Company issued 39,108 shares, valued at $320,000, related to this earn out provision. The acquisition has been accounted for as a purchase with the result that IPI operations are included in the Company's financial statements since the date of purchase. In connection with this purchase, the Company has recorded approximately $2,600,000 of goodwill. For the fiscal year ended December 31, 1994, IPI had revenues of approximately $15,200,000 with net income of approximately $90,000.

     On July 26, 1995, the Company sold its electronics components distribution assets to Reptron Electronics Inc. ("Reptron"). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale, which was approved by the Company's shareholders, included the Company's semi-conductor component inventory, certain receivables, furniture and equipment. In addition, Reptron assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000. In February 1996, approximately $211,000 was distributed from the escrow to the Company and the balance was paid to Reptron. Concurrent with the distribution of the escrow funds, Reptron returned approximately $789,000 of designated assets, valued at historical cost, to the Company. These designated assets were primarily comprised of semiconductor inventories. As of December 31, 1996, the Company did not have any inventory related to the Reptron transaction.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

     The Company's net sales and gross profits for the year ended December 31, 1996 were generated entirely from the computer systems distribution business, as the Company sold its components distribution business in July 1995.

     Net sales for the year ended December 31, 1996 of $131,697,000 were 24% higher than net sales of $106,462,000 for the year ended December 31, 1995. Gross profit as a percentage of net sales for the years ended December 31, 1996 and 1995 was 13% and 12%, respectively. Prior period results include semiconductor distribution sales of approximately $28,248,000 and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


computer system sales of approximately $78,214,000, resulting in a year-to-year 68% increase in computer system sales. Computer system sales rose due to the expansion of the Company's computer systems distribution business, general market demand for mid-range computer systems and the acquisitions of IPI, R&D, Star and IDP. The gross profit percentage increased in 1996 versus 1995 primarily due to the fact that the Company has been able to secure increased purchase discounts from its vendors as a result of higher sales volume.

     Selling, general and administrative expense increased 3% in the year ended December 31, 1996 versus the year ended 1995 due to higher labor expense, from necessary personnel increases as a result of increased sales, higher depreciation expense, as a result of additions to Company infrastructure and higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expense decreased from 13% in 1995 to 11% in 1996. The decrease is a result of rapid revenue growth, expense management and economies of scale.

     The Company's effective tax rate is 11% versus the statutory rate of 34%. This reduction is due primarily to the utilization of net operating loss carryforwards.

     Interest expense increased 15% in the fiscal year ended December 31, 1996 as compared with the year ended December 31, 1995. The increase was due primarily to an increase in borrowings required to fund the Company's growth and acquisitions. A decrease in the interest rate partially offset the effect of increased borrowings.

     The increase in other income in 1996 is primarily due to commissions generated from assisting customers in finding lease financing for acquired computer systems as well as a gain recognized on the sale of equipment.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
---------------------------------------------------------------------

     Net sales for the year ended December 31, 1995 of $106,462,000 were 11% lower than the net sales of $119,285,000 for the year ended December 31, 1994. Gross profit as a percentage of net sales was 12% and 14%, respectively, for the years ended December 31, 1995 and 1994. Net sales decreased in 1995 due to the sale of the Company's semiconductor component business to Reptron in July 1995. Net sales related to the ongoing computer systems business were $78,214,000 for the year ended December 31, 1995 as compared to $59,934,000 for the same period in 1994, an increase of 31%. Semiconductor component sales, representing the balance of the reported consolidated net sales, decreased 53% as a result of the sale of the net assets of the semiconductor distribution business in July 1995 and the continued loss of semiconductor component lines in the 19 month period ending with the date of the sale of the Company's component assets. The decrease in gross profit was attributable to the lower average gross profit of systems products sold at the time as well as a decrease in average component selling prices prior to the sale of the Company's components assets. The Reptron

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


sale early in the third quarter of 1995 allowed for a significant increase in the mid-range computer systems sales, as the Company focused its efforts solely on this business.

     Selling, general and administrative expense as a percentage of net sales decreased to 13% in the year ended December 31, 1995 from 14% in the year ended December 31, 1994. The decrease in selling, general and administrative expense is due to several factors, of which the most significant is the sale of the Company's component distribution assets and the transfer of employees and infrastructure associated with that business to Reptron. In the management of its ongoing computer systems business, the Company had a reduction in force, consolidated its executive, administrative, distribution and integration facilities into one location, and aggressively cut back controllable sales related expenses, which included the modification of management compensation plans with such compensation determined as a function of return on assets. For the year ended December 31, 1994, the Company recorded a non-recurring, non-cash charge of $393,000 to account for the compensation element of certain First Computer Corporation ("FCC") restricted stock awards exchanged for publicly traded shares of the Company's stock when FCC was acquired on December 1, 1994.

     As a result of the sale of the Company's component distribution assets to Reptron, the Company recorded a restructuring charge of $3,600,000. Of this amount $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to inventory reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000.

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

Liquidity and Capital Resources
-------------------------------

     Net cash used in operating activities during the year ended December 31, 1996 totaled $1,017,000 compared to net cash provided by operations of $3,719,000 for the same period one year ago. The use of cash was a result of significant increases in accounts receivable and inventory ($9,648,000 and $9,831,000, respectively), as a result of increased sales volume and acquisitions, which were only partially offset by an increase in accounts payable ($15,591,000).

The fiscal year ended December 31, 1995 had positive cash flow from operating activities due to the sale of the component assets to Reptron, which reduced, at the time of sale, accounts receivable and inventory by approximately $9,200,000 and accounts payable by approximately $3,300,000.

     Net cash used in investing activities totaled $2,818,000 for fiscal year 1996 compared to $1,172,000 in the prior year. The investing activities for 1996 consisted of the R&D and IDP asset purchases as well as continuing leasehold, internal computer hardware and internal software investments made at the Company's headquarters and sales offices.

     Net cash provided by financing activities totaled $3,673,000 during 1996 compared to net cash used of $2,139,000 for 1995. Short term borrowings increased due to the need to fund increased working capital requirement as a result of increased sales and acquisitions.

     The Company has available a $25,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.25% as of December 31, 1996) plus 1.50%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially all assets of the Company. The facility is renewable annually and contains restrictive covenants which include the maintenance of minimum revenue, profit and tangible net worth ratios, as defined. The Company was not in compliance with the tangible net worth covenant at December 31, 1996. The financial institution granted a waiver as of December 31, 1996 for the specific violation. Borrowings under this line of credit were $11,277,000 at December 31, 1996. Based on eligible assets, as of December 31, 1996, the Company had borrowings available of approximately $5,300,000. The weighted average interest rates for the Company's borrowings during 1996 and 1995 were 9.2% and 10.6%, respectively.

     The Company has required substantial working capital to finance accounts receivable, inventories and capital expenditures and has financed its working capital requirements, capital expenditures and acquisitions primarily through bank borrowings. The Company believes that its existing cash and available bank borrowings are sufficient to fund the Company's operations through the end of 1997. The Company is actively considering other alternatives for raising additional cash including a public or private equity or debt financing or other credit arrangement. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at sufficient levels.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Western Micro Technology, Inc.
Campbell, California

We have audited the accompanying consolidated balance sheets of Western Micro Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Micro Technology, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         COOPERS & LYBRAND L.L.P.


San Jose, California
January 31, 1997

                         WESTERN MICRO TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   ----------
                                                                                  December 31,
                                   ASSETS                                 1996                    1995
                                                                          ----                    ----
Current assets:
   Cash                                                            $              384      $             546
   Trade accounts receivable, net of allowance for doubtful
         accounts of $411 in 1996 and $380 in 1995                             25,943                 14,258
   Inventories                                                                 26,142                 15,251
   Other current assets                                                         2,254                  1,705
                                                                   ------------------      -----------------
         Total current assets                                                  54,723                 31,760

Property and equipment, net                                                     3,276                  1,720
   Goodwill, net of accumulated amortization of $293 in
   1996 and $12 in 1995                                                         4,937                  2,206
Other assets                                                                      340                    213
                                                                   ------------------      -----------------

         Total assets                                              $           63,276      $          35,899
                                                                   ==================      =================

                                 LIABILITIES
Current liabilities:
   Notes payable                                                   $           11,277      $           7,040
   Current portion of capital lease obligations                                    58                     86
   Accounts payable                                                            33,956                 15,950
   Accrued expenses                                                             1,984                  1,372
                                                                   ------------------      -----------------
         Total current liabilities                                             47,275                 24,448

Capital lease obligations, less current portion                                    53                    117
Other                                                                             234                    330
                                                                   ------------------      -----------------
                                                                               47,562                 24,895
Commitments and contingencies (Notes 4, 9 and 11)

                            SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:  10,000,000 shares;
   Issued and outstanding:  none
Common stock, without par value:
   Authorized:  10,000,000 shares;
   Issued and outstanding:  4,488,131 shares in 1996 and
         4,009,988 shares in 1995                                             17,959                  15,587
Retained deficit                                                              (2,245)                 (4,583)
                                                                   -----------------       -----------------
         Total shareholders' equity                                           15,714                  11,004
                                                                   -----------------       -----------------

         Total liabilities and shareholders' equity                $          63,276       $          35,899
                                                                   =================       =================

   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   ----------

                                                                 Year Ended December 31,
                                                 --------------------------------------------------
                                                      1996               1995               1994
                                                      ----               ----               ----
Net sales                                        $     131,697      $     106,462      $    119,285
Cost of goods sold                                     114,389             93,416           102,662
                                                 -------------      -------------      ------------
         Gross profit                                   17,308             13,046            16,623

Selling, general and administrative expenses            14,123             13,703            16,968
Restructuring costs                                                         3,600
Interest expense                                           978                850               884
Other income                                              (407)                (9)              (10)
                                                 -------------      -------------      ------------
         Income (loss) from continuing
         operations before income taxes                  2,614             (5,098)           (1,219)

Income tax (expense) benefit                              (276)                                 217
                                                 -------------      -------------      ------------
         Income (loss) from continuing
         operations                                      2,338             (5,098)           (1,002)

Discontinued operations:
   Income from operations, net of income tax                                                    450
   Estimated loss on disposition                                                                (63)
         Net income (loss)                       $       2,338      $      (5,098)     $       (615)
                                                 =============      =============      ============

Net income (loss) per common share:
Continuing operations                            $        0.50      $       (1.36)     $      (0.27)
Discontinued operations                                                                        0.10
                                                 -------------      -------------      ------------
         Net income (loss) per share             $        0.50      $       (1.36)     $      (0.17)
                                                 =============      =============      ============

Number of shares used in per share
calculations                                              4,663             3,756             3,669
                                                 ==============     =============      ============

   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)
                                   ----------

                                                      Common Stock                     Retained
                                           -----------------------------------         Earnings
                                               Shares               Amount             (Deficit)               Total
                                           --------------      ---------------      --------------       ----------------

Balances, January 1, 1994                       3,618,076      $        12,831      $        1,145       $         13,976
   Exercise of stock options                       51,513                  150                                        150
   Stock compensation                                                      393                                        393
   Issuance of common stock                        35,004                  254                                        254
   Retirement of shares                            (2,586)                 (61)                (15)                   (76)
   Tax benefit from the exercise of
         stock options                                                     342                                        342
   Net loss                                                                                   (615)                  (615)
                                          ---------------      ---------------      --------------       ----------------

Balances, December 31, 1994                     3,702,007               13,909                 515                 14,424
   Exercise of stock options                        7,981                   18                                         18
   Issuance of common stock                       300,000                1,660                                      1,660
   Net loss                                                                                 (5,098)                (5,098)
                                          ---------------      ---------------      --------------       ----------------

Balances, December 31, 1995                      4,009,988               15,587             (4,583)                11,004
   Exercise of stock options                        92,157                  331                                       331
   Issuance of common stock                        366,789                1,949                                     1,949
   Issuance under employee stock
         purchase plan                              19,197                   92                                        92
   Net income                                                                                2,338                  2,338
                                          ----------------     ----------------     --------------       ----------------

Balances, December 31, 1996                      4,488,131     $         17,959     $       (2,245)      $         15,714
                                          ================     ================     ==============       ================

   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   ----------
                                                                                        Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                              1996               1995               1994
                                                                              ----               ----               ----
Cash flows from operating activities:
   Net income (loss)                                                    $         2,338     $      (5,098)    $          (615)
   Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
      (Gain) loss on disposal of property and equipment                             (11)              (68)                 87
      Depreciation and amortization                                                 983               527                 557
      Provision for doubtful accounts receivable                                    120               291                 302
      Provision for restructuring costs                                                             3,600
      Compensation associated with restricted stock grants                                                                393
      Change in assets and liabilities:
         Trade accounts receivable                                               (9,648)              421              (1,819)
         Inventories                                                             (9,831)            2,035              (1,430)
         Other current assets                                                      (478)             (110)                178
         Other assets                                                              (484)             (154)                  4
         Accounts payable                                                        15,591             4,001                (443)
         Accrued expenses and other liabilities                                     403            (1,726)               (459)
                                                                        ---------------     -------------     ---------------

           Net cash (used in) provided by operating activities                   (1,017)            3,719              (3,245)
                                                                        ---------------     -------------     ---------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                                 (640)
   Acquisitions of property and equipment                                        (2,200)           (1,364)               (575)
   Proceeds from sale of property and equipment                                      22               192
                                                                        ---------------     -------------     ---------------

           Net cash used in investing activities                                 (2,818)           (1,172)               (575)
                                                                        ---------------     -------------     ---------------

Cash flows from financing activities:
   Net proceeds (repayments) under notes payable                                  3,434            (2,135)              3,087
   Proceeds from exercise of stock options                                          331                18                  74
   Proceeds from employee stock purchase plan                                        92
   Repayment of capital leases and equipment loan                                  (184)             (123)                (75)
   Proceeds from equipment loan                                                                       101                 115
   Tax benefit from the exercise of stock options                                                                         342
                                                                        ---------------     -------------     ---------------

           Net cash provided by (used in) financing activities                    3,673            (2,139)              3,543

Net increase (decrease) in cash                                                    (162)              408                (277)

Cash, beginning of year                                                             546               138                 415
                                                                        ---------------     -------------     ---------------

Cash, end of year                                                       $           384     $         546     $           138
                                                                        ===============     =============     ===============

   The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Nature of Operations:

     Western Micro Technology, Inc. (the Company) is a distributor of commercial mid-range computer systems, peripheral equipment, software and attendant services. Prior to July 26, 1995, the Company's operations also included distribution of electronic components (see Note 12). The Company's primary sales office and distribution center, from which it ships to customers throughout the United States, is located in Northern California. In addition to the Northern California location, the Company has distribution centers in Massachusetts and Illinois and has sales offices throughout the United States. The principal customers of the Company are value-added-resellers, computer system integrators and original equipment manufacturers located in the U.S.

     Financial Statement Presentation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. During 1994, the Company acquired First Computer Corporation (FCC) in a business combination accounted for as a pooling of interests. Accordingly, 1994 financial information herein has been restated to reflect the combined operations of these companies (see
     Note 11).

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

     Certain Risks and Concentrations:

     The Company maintains cash balances with four major financial institutions. The Company sells its products to a broad geographic and demographic base of customers, extends trade credit, and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. No single customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1996 and 1995.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.   Summary of Significant Accounting Policies (Continued):
     ------------------------------------------

     Revenues are concentrated with a relatively limited number of customers and the providers of certain systems are concentrated among a few manufacturers. The loss of a major customer or the interruption of certain supplier relationships could adversely effect operating results. During the years ended December 31, 1996, 1995 and 1994, approximately 50%, 30% and 10%, respectively, of the Company's revenue was generated from the sales of products purchased from one of the Company's vendors.

     Fair Value of Financial Instruments:

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations and notes payable obligations also approximate fair value.

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

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.   Summary of Significant Accounting Policies (Continued):
     ------------------------------------------

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

     Market Development Funds:

     Primary vendors provide the Company with market development funds in an amount that is generally based on purchases of the vendors' products and services. These funds typically range from 1% to 3% of such purchases and are required to be used to market and promote the vendors' products and services. The Company applies these funds to offset direct costs of selling, general, and administrative expenses.

     Stock-Based Compensation:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25 and presents disclosures required by SFAS No. 123.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1.   Summary of Significant Accounting Policies (Continued):
     ------------------------------------------

     Long-Lived Assets:

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

     Net Income (Loss) Per Share:

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period.


2.   Property and Equipment:
     ----------------------

     Property and equipment consist of the following (in thousands):

                                                         December 31,
                                                -------------------------------
                                                    1996                1995
                                                    ----                ----
Computer and office equipment                   $      4,728        $     4,112
Leasehold improvements                                   682                812
                                                ------------        -----------
                                                       5,410              4,924
Accumulated depreciation and amortization             (2,134)            (3,204)
                                                ------------        -----------
                                                $      3,276        $     1,720
                                                ============        ===========

     The Company leases various equipment and vehicles under capital leases, all of which have been accounted for as installment purchases (Note 3). Accordingly, capitalized costs of $357,000 and $310,000, net of accumulated amortization of $253,000 and $163,000 at December 31, 1996 and 1995, respectively, are included in property and equipment.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


3.   Notes Payable and Capital Lease Obligations:
     -------------------------------------------

     Notes Payable:

     The Company has available a $25,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.25% as of December 31, 1996) plus 1.50%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially all assets of the Company. The facility is renewable annually and contains restrictive covenants which include the maintenance of minimum revenue, profit and tangible net worth ratios, as defined. The Company was not in compliance with the tangible net worth covenant at December 31, 1996. The financial institution granted a waiver as of December 31, 1996 for the specific violation. Borrowings under this line of credit were $11,277,000 at December 31, 1996. Based on eligible assets, as of December 31, 1996, the Company had borrowings available of approximately $5,300,000. The weighted average interest rates for the Company's borrowings during 1996 and 1995 were 9.2% and 10.6%, respectively.

     Capital Lease Obligations:

     The Company leases property and equipment under capital leases which expire through 2000. At December 31, 1996, future minimum payments under capital leases are as follows (in thousands):

     1997                                                    $       71
     1998                                                            24
     1999                                                            20
     2000                                                            12
                                                             ----------
     Minimum lease payments                                         127
     Less amount representing interest                               16
                                                             ----------
     Present value of minimum lease payments                        111
     Less current portion                                            58
                                                             ----------
                                                             $       53
                                                             ==========


4.   Operating Lease Commitments:
     ---------------------------

     The Company leases its warehouse and office space under operating leases. These leases expire through 2003 and provide for payment of insurance, maintenance and property taxes. In addition, the Company leases certain equipment under operating leases and rental arrangements extending for periods of up to five years.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


4.   Operating Lease Commitments (Continued):
     ---------------------------

     The total rent expense, net of sublease income, was $722,000, $934,000 and $1,222,000 for 1996, 1995 and 1994, respectively.

     Future minimum rental commitments for all noncancelable operating leases are as follows (in thousands):

                Years Ending December 31,
                -------------------------

                           1997                 $      621
                           1998                        567
                           1999                        570
                           2000                        320
                           2001                        139
                        Thereafter                     162
                                                ----------
                                                $    2,379
                                                ==========


5.   Income Taxes:
     ------------

     The provision for (benefit from) income taxes consist of the following (in thousands):

                                    Federal         State          Total
                                    -------         -----          -----
1996:
         Current                   $     223      $     53       $    276
         Deferred
                                   ---------      --------       --------
                                   $     223      $     53       $    276
                                   =========      ========       ========
1995:
         Current
         Deferred
                                   ---------      --------       --------
                                   $       -      $      -       $      -
                                   =========      ========       ========
1994:
         Current                   $      41      $              $     41
         Deferred
                                   ---------      --------       --------
                                   $      41      $      -       $     41
                                   =========      ========       ========

     The 1994 provision for income taxes consists of a benefit of $217,000 for continuing operations and a provision of $258,000 for discontinued operations.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


5.   Income Taxes (Continued):
     ------------

     The Company's effective tax expense (benefit) rate differs from the U.S.
     federal statutory tax rate as follows:

                                                                        Year Ended
                                                                        December 31,
                                                             ------------------------------
                                                             1996          1995        1994
                                                             ----          ----        ----

Statutory tax (benefit) rate                                   34 %        (34)%       (34)%
Goodwill and other nondeductible expenses                       4            11          14
Benefit resulting from utilization of federal NOL             (33)                       (3)
State taxes, net of federal benefit                             6
Change in valuation reserve                                                  23          30
                                                             ----          ----        ----
                                                               11 %           - %         7 %
                                                             ====          ====        ====

     The components of the net deferred tax asset are as follows (in thousands):

                                                                    December 31,
                                                          -----------------------------
                                                              1996             1995
                                                              ----             ----
Deferred tax assets:
Accounts receivable reserve                               $        93       $       154
Accumulated depreciation                                           83                61
Uniform inventory capitalization                                  248               119
Inventory reserve                                                 314               475
Other nondeductible reserves                                      124               418
Other                                                             111               276
Federal and state NOL                                             915             1,679
Valuation allowance                                            (1,888)           (3,182)
                                                          -----------       -----------

                                                          $         -       $         -
                                                          ===========       ===========

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $2,400,000 and $1,900,000 available to offset future taxable income for federal and state tax purposes, respectively. Excluded from the above amounts are net operating losses generated by the exercise/dispositions of stock options of $2,000,000 and $1,000,000 for federal and state tax purposes, respectively. The operating loss carryforwards expire from 1997 to 2010, if not utilized.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


6.   Shareholders' Equity:
     --------------------

     Stock Option Plan:

     Under the terms of the 1987 and 1994 Stock Option Plans, the Company may grant nonqualified or incentive stock options at prices not less than 85% and 100% of the market value at the grant date, respectively. To date, most options have been granted at 100% of the market value as of the date of grant. Generally, options vest and become exercisable in equal annual increments over four years beginning one year after the date of grant and expire five years after they become exercisable.

                                                                         Options Outstanding
                                                          --------------------------------------------------
                                            Shares              Number           Price              Total
                                           Available              of              per                (in
                                           for Grant            Shares           Share            thousands)

Balances, January 1, 1994                     225,998           305,298       $2.00-$9.25        $     1,158
         Additional shares reserved           150,000
         Options granted                     (635,000)          635,000       $6.00-$8.13              4,288
         Options exercised                                      (51,513)      $2.13-$3.00               (150)
         Options terminated                   294,441          (294,441)      $2.13-$9.25             (2,058)
                                         ------------     -------------                          -----------
Balances, December 31, 1994                    35,439           594,344       $2.00-$8.75              3,238
         Options granted                     (342,500)          342,500       $2.25-$5.63              1,151
         Options exercised                                       (7,981)      $2.00-$2.50                (18)
         Options terminated                   324,375          (324,375)      $2.25-$8.25             (1,869)
                                         ------------     -------------                          -----------
Balances, December 31, 1995                    17,314           604,488       $2.00-$8.75              2,502
         Additional shares reserved           400,000
         Options granted                     (441,000)          441,000       $5.00-$10.34             3,367
         Options exercised                                      (92,157)      $2.00-$6.13               (331)
         Options terminated                    23,750           (23,750)      $3.38-$8.25               (108)
                                         ------------     -------------                          -----------
Balances, December 31, 1996                        64           929,581       $2.00-$10.34       $     5,430
                                         ============     =============                          ===========

     At December 31, 1996, there were 929,645 shares of common stock reserved for issuance under the Company's stock option plans and outstanding options for 187,956 shares of common stock were exercisable. In June 1994, the Board of Directors gave certain employees the right to cancel certain outstanding stock options and receive new options with an exercise prices of $6.00 per share (the fair market value as of the date of grant). Options for 200,000 shares of common stock at original exercise prices ranging from $8.13 to $8.50 per share were canceled, and new options for a like number of shares were issued in fiscal 1994. The new options retained the vesting of the canceled options. Income tax benefits related to the exercise of nonqualified stock options, to the extent recognized, have been recorded as additional proceeds.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


6.   Shareholders' Equity (Continued):
     --------------------

     Employee Stock Purchase Plan:

     The Company implemented an Employee Stock Purchase Plan (the Plan) in November 1995, under which 175,000 shares of common stock have been reserved for issuance. The Plan is qualified under Section 423 of the Internal Revenue Code. The Plan allows for the purchase of stock at 85% of the lower of the closing stock price at the beginning or the end of each six-month purchase period. As of December 31, 1996, 19,197 shares have been issued under this Plan.

     The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock- Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

     The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                     Options Outstanding                         Options Exercisable
                      -----------------------------------------------     --------------------------------
                                           Weighted
                                            Average         Weighted
                          Number           Remaining        Average           Number           Weighted
     Range of         Outstanding at      Contractual       Exercise      Exercisable at        Average
  Exercise Prices        12/31/96        Life (Years)        Price           12/31/96       Exercise Price
----------------------------------------------------------------------------------------------------------

$2.00-$2.75               166,081             8.03           $2.26            55,456             $2.28
$3.38-$5.00               205,000             8.43           $4.26            43,750             $3.90
$5.25-$7.50               284,000             8.86           $5.96            70,000             $5.97
$8.25-$10.34              274,500             9.21           $9.05            18,750             $8.35
                          -------                                            -------
$2.00-$10.34              929,581             8.72           $5.84           187,956             $4.64
                          =======                                            =======

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

6.   Shareholders' Equity (Continued):
     --------------------

                                                  Group A                       Group B
                                        --------------------------     ------------------------
                                           1996           1995            1996           1995
                                        -----------    -----------     -----------    ---------

Risk-free Interest Rates                   5.17           7.68            5.25           7.64
Expected Life                             5 years        5 years         4 years        4 years
Volatility                                87.42%         87.42%          87.42%         87.42%


     The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents officers and directors who are a smaller group holding a greater average number of options than other option holders and who tend to exercise later in the vesting period. Group B are all other option holders, virtually all of whom are employees. This group tends to exercise earlier in the vesting period.

     The weighted average fair value of those options granted in 1996 and 1995 was $7.64 and $3.34 respectively.

     The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan under the Black-Scholes valuation model using the following assumptions for 1996:

     Risk-free Interest Rates                              5.25%
     Expected Life                                        2 years
     Volatility                                           87.42%


     The weighted average fair value of those purchase rights granted in 1996 was $4.80.

     The following pro forma income (loss) information has been prepared following the provisions of SFAS No. 123 (amounts in thousands except per share data):

                                                                   1996          1995
                                                               -----------    ----------
Net income (loss) - pro forma                                  $     1,750    $   (5,213)
                                                               ===========    ==========

Net income (loss) per share - pro forma                        $      0.38    $    (1.39)
                                                               ===========    ==========

     The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


7.   Discontinued Operations:
     -----------------------

     As of September 30, 1994, the Company reported its Testing Division as discontinued operations. Operating results of these divisions are included in the Consolidated Statements of Operations under the caption "Discontinued Operations: Income from Operations, Net of Income Tax." The related net assets are immaterial. Operating results for the discontinued operations were as follows (in thousands):

                                   Year Ended
                                December 31, 1994
                                -----------------

     Net sales                        $2,116
     Income tax provision             $  258
     Income from operations           $  450


8.   Supplemental Cash Flow Information (in thousands):
     ----------------------------------

     Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest and income taxes was:

                                        Years Ended December 31,
                          ------------------------------------------------
                                1996              1995             1994
                                ----              ----             ----

Interest                  $     1,021        $      895         $      762
Income taxes              $        66        $                  $       37

     Supplemental Disclosures of Noncash Investing and Financing Activities:

                                                 Years Ended December 31,
                                           ------------------------------------
                                             1996          1995          1994
                                             ----          ----          ----

Capital lease obligations                  $             $     79      $     16
Common stock issued in connection
  with acquisitions                        $  1,949      $  1,660      $    254
Retirement of shares                       $             $             $     76

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


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

     The Company has employment agreements with nine employees which provide for aggregate cash severance payments of up to $1,321,000 in the event of termination without cause, or pursuant to a change in control.


10.  Savings and Retirement Plan:
     ---------------------------

     The Company maintains the "Western Micro Technology Savings and Retirement Plan," qualified under section 401(a) of the Internal Revenue Code. The Plan provides for tax deferred automatic salary deductions and alternative investment options. Employees are eligible to participate after completion of six months of employment. Participants may apply for loans from their accounts.

     The Plan permits Company contributions determined quarterly by the Board of Directors. No contributions were made in the years ended December 31, 1996, 1995 or 1994.

11.  Business Combinations:
     ---------------------

     On November 29, 1996, the Company acquired the net assets of International Data Products, LLC ("IDP"), a privately held company, for $265,000 in cash and assumed net liabilities of $424,000. The agreement between the Company and IDP (the "Agreement") contains an earn out provision which allows IDP to earn up to 140,000 shares of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). The value of the shares will be based on the average daily closing price of the Company's common stock at the end of the earn out period, December 31, 1998. The assets purchased primarily consisted of certain inventories and trade accounts receivable of IDP. The acquisition has been accounted for as a purchase with the result that IDP operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $780,000 of goodwill and other intangible assets. For the year ended December 31, 1995, IDP had unaudited revenues of approximately $4,611,000 with net income of approximately $2,000.

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

11.  Business Combinations (Continued):
     ---------------------

     On November 7, 1996, the Company acquired the net assets of Star Technologies, Inc. ("Star"), a privately held company, for $950,000, which was paid in 113,263 shares of the Company's common stock at an average price of $8.38. The agreement between the Company and Star (the "Agreement") contains an earn-out provision which allows Star to earn up to an additional $2,400,000 of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). An additional 89,418 shares were issued by the Company on November 7, 1996 and placed in escrow for the earn-out provision. If Star does not meet the earn-out provision targets, the appropriate amount of shares will be returned to the Company. The assets purchased primarily consisted of certain inventories and trade accounts receivable of Star. The acquisition has been accounted for as a purchase with the result that Star operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $400,000 of goodwill and other intangible assets. For the year ended June 30, 1996, Star had revenues of approximately $7,500,000 with net income of approximately $40,000.

     On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") contains an earn-out provision which allows R&D to earn up to an additional 125,000 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $855,000. As of December 31, 1996, approximately 33,000 shares, at an average price of $9.98, have been earned under this provision. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has been accounted for as a purchase with the result that R&D operations are included in the Company's financial statements since the date of purchase. In connection with the acquisition, the Company recorded approximately $1,400,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of approximately $9,557,000 with net income of approximately $446,000.

     On November 18, 1995, the Company acquired all of the common stock of International Parts, Inc. ("IPI"), a privately held company for 300,000 shares of the Company's common stock. The agreement between the Company and IPI (the "Agreement") contains an earn-out provision which allows for IPI to earn up to an additional 300,000 shares of the Company's common stock based on 30% of gross profit dollars generated for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) in excess of

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


11.  Business Combinations (Continued):
     ---------------------

     $418,550 per quarter. The stock so issued is valued at an average of prevailing market closing stock prices at each quarterly payment date. During 1996 the Company issued 39,108 shares, valued at $320,000, related to this earn out provision. The acquisition has been accounted for as a purchase with the result that IPI operations are included in the Company's financial statements since the date of purchase. In connection with this purchase, the Company has recorded approximately $2,600,000 of goodwill. For the fiscal year ended December 31, 1994, IPI had revenues of approximately $15,200,000 with net income of approximately $90,000.

     On December 1, 1994, the Company acquired all of the common stock of First Computer Corporation ("FCC"), a privately held company, for 328,943 shares of the Company's common stock. FCC was also involved in the distribution of midrange computer systems. Under terms of the merger agreement, FCC stockholders received for each of their shares of common stock .741485 shares of the Company's common stock. The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the amounts and results of the operations of FCC for the year ended December 31, 1994.

     Revenue and net income (loss) from the continuing and discontinued operations of the separate companies for the eleven months ended December
     1, 1994 and the year ended December 31, 1993 are presented below:

                                      Eleven
                                      Months
                                        Ended          Year Ended
                                     December 1,      December 31,
                                        1994              1993
                                       ------            -----
                                    (unaudited)
Revenue:
Western Micro Technology, Inc.      $   103,996      $    93,623
FCC                                       6,886            6,129
                                    -----------      -----------
Combined                            $   110,882      $    99,752
                                    ===========      ===========

Net income (loss):
Western Micro Technology, Inc.      $      (405)     $      (590)
FCC                                        (258)              23
                                    -----------      -----------
Combined                            $      (663)     $      (567)
                                    ===========      ===========

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


12.  Sale of Components Business and Restructuring Charge:
     ----------------------------------------------------

     On July 26, 1995, the Company sold its electronics components distribution assets to Reptron Electronics Inc. ("Reptron"). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to serve as a source of certain specified rights within the purchase agreement with Reptron. The sale, which was approved by the Company's shareholders, included the Company's semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000. In February 1996, approximately $211,000 was distributed from the escrow to the Company and the balance was paid to Reptron. Concurrent with the distribution of the escrow funds, Reptron returned approximately $789,000 of designated assets, valued at historical cost, to the Company. These designated assets were primarily comprised of semiconductor inventories. As of December 31, 1996 the Company did not have any inventory related to the Reptron transaction.

13.  Subsequent Event.
     ----------------

     On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock of the Company. Additional consideration can be earned by TSI by meeting certain defined gross profit targets through fiscal year 2000. The acquisition will be accounted for as a purchase with the result that future TSI operations will be included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company expects to record approximately $2,500,000 of goodwill and other intangible assets. For the year ended December 31, 1996, TSI had unaudited revenues of approximately $16,000,000 with net income of approximately $200,000.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Directors and Executive Officers.

     (a)  Directors
          ---------

     James J. Heffernan, 55, was elected as a Director of the Company in October 1995. Since January 1996 he has been Chief Financial Officer and a Director of US Web Corporation, a franchisor of World Wide Web developers. He was Chief Financial Officer of Interlink Computer Sciences, a software company, from March 1995 to January 1996. Prior to such time, Mr. Heffernan was Chairman of the Board and Chief Financial Officer of Panoramic, Inc., a software company. Panoramic filed for Chapter 11 bankruptcy in May 1991 and all of its assets were sold to Computer Associates, Inc. From June 1994 to June 1995, Mr. Heffernan was a board member of International Microcomputer Software, Inc. He was Vice President of Finance and Chief Financial Officer of Software Publishing, Inc., a position he held from 1987 through 1989.

     Jerome A. Martin, 56, was elected as a Director of the Company in October 1995 and has been active in the business development of the Company since December 1, 1994. Mr. Martin was President and Chairman of the Board of First Computer Corporation, a systems distributor ("FCC") founded by Mr. Martin in 1976. On December 1, 1994, the Company acquired FCC, which became a wholly owned subsidiary of the Company.

     P. Scott Munro, 40, was appointed as a Director of the Company in July 1995 and has been the President, Chief Executive Officer and Secretary of the Company since July 1995. From January 1993 to July 1995, Mr. Munro was President, Computer Systems Division of the Company and from July 1990 to January 1993 Senior Vice President, Computer Systems Division of the Company.

     K. William Sickler, 47, was elected as a Director of the Company in July 1993. Currently, Mr. Sickler is Chief Executive Officer and President of Gadzoox Microsystems, Inc., a provider of gigabit fibre channel networking products. Prior to April 1996, he was Executive Director of Software Business Development for Seagate Technology, a manufacturer of disk drives and software developer, with responsibility for analysis of potential software company acquisitions. Until July 1995, Mr. Sickler was President and Chief Executive Officer of Network Computing, Inc., a provider of network management software for local area networks. From 1980 to 1992, he was employed by Ungermann-Bass, Inc., a provider of networking products and services. His most recent position was that of Chief Operating Officer. Prior to that, he held the positions of Vice President of Operations and Vice President of Manufacturing and Quality.

     J. Larry Smart, 49, was elected as a Director of the Company and was appointed as Chairman of the Board in October 1995. He has been Chairman of the Board, President and Chief Executive Officer of StreamLogic Corporation, a data storage company, since July 1995.

From March 1994 to February 1995, Mr. Smart was President and Chief
Executive Officer of Maxtor Corporation, a data storage company. From July 1991 to February 1995, Mr. Smart was President and Chief Executive Officer of Southwall Technologies, Inc., a material science company.

     William H. Welling, 63, was appointed a Director of the Company in April 1993. Since September 1989, he has served as Chairman of the Board and Chief Executive Officer of Xiox Corporation, a telecommunications software company. Since September 1983, he has been Managing Partner of Venture Growth Associates partnerships, investment partnerships.

     (b)  Executive Officers
          ------------------

     P. Scott Munro, 40, see "Directors" above.

     James Dorst, 42, joined the Company in May 1995 as Chief Financial Officer. From 1994 to 1995, Mr. Dorst was Chief Financial Officer of Accolade, Inc., an entertainment software developer. From 1986 through 1993 he was the Chief Financial Officer of Drypers, Corp., a manufacturer of consumer disposable products, and prior to 1986 he was employed by the public accounting firm of Coopers & Lybrand L.L.P.

     Donald A. Cochrane, 41, was promoted to the position of Senior Vice President, Sales and Marketing in July 1995. Mr. Cochrane joined the Company in March 1993 as General Manager, Reseller Division and was promoted in February 1994 to Vice President, Reseller Division. From 1989 to 1993 he was Director, Reseller Sales, at NeXT Computer, a software company; from 1985 to 1988, he was Manager of Peripherals Product Marketing for Apple Computer; from 1983 to 1985 he was Vice President of Sales and Marketing for Mountain Computer; and from 1982 to 1983, he was Western Regional Sales Manager for Mountain Computer.

     (c)  Key Personnel
          -------------

     Michael E. Merriman, 54, was appointed Vice President of Information Technology in September, 1996. Mr. Merriman joined the Company in 1994 with the acquisition of First Computer Corporation. As one of the founders of First Computer, Mr. Merriman held several positions in his eighteen year tenure, including President. Prior to that, he was an executive officer of a systems consulting firm, Applied Information Development, which he co-founded in 1968.

     Scott Robertson, 40, joined the Company in September 1995 as Director of Logistics and was appointed Vice President of Operations in April 1996. Prior to joining the Company, Mr. Robertson was General Manager of the Custom Computer Products Group of Arrow Electronics, Inc.

     Robert O'Reilly, 44, joined the Company in February 1996 as Director of Human Resources and was appointed Vice President of Human Resources in May 1996. Prior to joining the Company, Mr. O'Reilly was a Director of Human Resources, with special emphasis on recruitment, training and development during his 10-year career with Future Electronics, Inc. Mr. O'Reilly has also worked in the academic field and played professional hockey.

     Fred J. Cuen, 39, joined the Company in January 1996 as General Manager, IBM Business Unit and was appointed Vice President and General Manager, IBM Business Unit in October 1996. Prior to joining the Company, Mr. Cuen held management positions in research, manufacturing, sales and marketing in his 20-year career with IBM.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors and executive officers to file reports of their ownership and change in ownership of the Company's common stock with the Commission. Based solely upon a review of such reports, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time, except that Jerome Martin reported the sale of 10,000 shares of Common Stock approximately ten months late and Messrs. Munro and Cochrane reported the purchase of 2,019 and 1,133 shares, respectively, of Common Stock under the Company's employee stock purchase plan approximately nine months late.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning compensation paid to the Company's Chief Executive Officer and of the Company's two other executive officers (the "named executive officers"), for the fiscal years ended December 31, 1996, 1995 and 1994.

                                           Summary Compensation Table
                                                                                              Long-Term
                                                                                              Compensa-
                                                           Annual Compensation                tion Awards
                                                 ----------------------------------------     -----------
                                                                                              Securities
                                     Fiscal                                   Other Annual    Underlying         All Other
Name and Principal Position           Year        Salary         Bonus        Compensation      Options         Compensation
---------------------------           ----        ------         -----        ------------      -------         ------------

P. Scott Munro                        1996       $221,286      $122,564            -             125,000                -
    President, Chief Executive        1995       $173,660      $152,530            -              60,000                -
    Officer and Secretary             1994       $161,234       $75,550            -             100,000(1)        $3,414(2)

James W. Dorst(3)                     1996       $150,000       $47,867            -              20,000                -
    Chief Financial Officer           1995       $100,000       $30,640         $20,833           50,000                -

Donald A. Cochrane(4)                 1996       $150,000       $66,384            -              40,000                -
    Senior Vice President, Sales      1995       $106,980       $82,629            -              37,500                -
    and Marketing

----------

(1) Certain of the Company's executive officers received stock options in 1994, which options were subsequently repriced later in the year. The rules of the Commission require that both the original option grant and the repriced option be reported as separate grants of stock options. However, since the original options received in 1994 were canceled at the time of repricing, the grantees were entitled only to the amount of the shares covered by the repriced options. See also "Change in Control" at page .

(2) Consists of medical costs covered by the Company's medical reimbursement plan.

(3)  Mr. Dorst served as a consultant to the Company until he was hired in May
     1995. During his consultancy with the Company, he was paid $20,833.

(4)  Mr. Cochrane became an executive officer in July 1995.

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 to the Company's named executive officers.

                                      Option Grants in Last Fiscal Year(1)
                                                                                             Potential Realized Value of
                                             Percent of                                     Assumed Annual Rates of Stock
                            Number of       Total Options                                   Price Appreciation For Option
                           Securities        Granted to       Exercise or                               Term
                           Underlying       Employees in      Base Price     Expiration                 ----
        Name             Options Granted     Fiscal Year       ($/Share)        Date              5%              10%
        ----             ---------------     -----------       ---------        ----              --              ---

P. Scott Munro                40,000            9.6%             $5.00       01/18/06       $125,778.93      $  318,748.49

                              85,000           20.3%             $9.00       09/27/06       $481,104.49      $1,219,212.98

James W. Dorst                20,000            4.8%             $9.00       09/27/06       $113,201.03      $  286,873.64

Donald A. Cochrane            20,000            4.8%             $5.00       01/18/06       $ 62,889.46      $  159,374.25

                              20,000            4.8%             $9.00       09/27/06       $113,201.03      $  286,873.64
---------

(1) These options vest twenty-five percent (25%) over a four (4) year period, except for the options granted in January 1996 to Messrs. Munro and Cochrane, which vest over four years beginning two years from the date of grant. See also "Change in Control" at page 40.

     The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1996. The Company's Common Stock price as at close of business on December 31, 1996 was $12.25.

                             FY-End Option Values(1)
                       Number of Securities
                      Underlying Unexercised    Value of Unexercised In-the-Money
                       Options at FY-End #             Options at FY-End #
        Name        Exercisable/Unexercisable       Exercisable/Unexercisable
        ----        -------------------------       -------------------------

P. Scott Munro            79,218 / 207,500          $633,957.25 / $1,250,625.00

James W. Dorst            12,500 / 57,500            $125,000.00 / $440,000.00

Donald A. Cochrane        24,375 / 78,125            $187,500.00 / $553,750.00

---------

(1) None of the Company's named executive officers exercised options during 1996.


Compensation of Directors

     Outside directors (i.e., those who are not employees of the Company) receive an annual retainer of $20,000, plus $750 for each board meeting attended. The Company pays for directors' liability insurance and has entered into indemnification agreements with each of the directors.

     At the 1994 Annual Meeting, the Company approved the adoption of the Company's 1994 Stock Option Plan, which was amended at the Company's 1996 Annual Meeting of Stockholders. Among many other benefits, the 1994 Stock Option Plan, as amended, provides for the grant of an option of 10,000 shares of the Company's Common Stock to certain directors who are not employees following their initial election or appointment and an option for 2,500 shares at every regular annual meeting thereafter at which they are elected. The exercise price is the fair market value of the shares on the date of each respective grant and the options vest over a four-year period.

Change in Control

     Stock options held by the Company's directors and named executive officers under the Company's Stock Option Plans will become fully vested and exercisable following a change in control of the Company. A "change in control" means the occurrence of any of the following events: (1) shareholder approval of a merger or consolidation of the Company with any other corporation resulting in a change in fifty percent (50%) or more of the total voting power of the Company; (2) shareholder approval of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (3) any person becomes the beneficial owner of more than fifty percent (50%) of the Company's total outstanding securities.

Employment Agreements

     The Company entered into an Employment Agreement with P. Scott Munro dated January 1, 1996. Pursuant to the terms of the Agreement, Mr. Munro receives a base salary of $203,000 per year and is eligible to receive a bonus of up to $125,000 a year (up to $25,000 of which is payable quarterly pursuant to certain quarterly performance goals and $25,000 of which is payable annually pursuant to certain annual performance goals). Effective July, 1, 1996, Mr. Munro's base salary was increased to $260,000 and his annual incentive bonus was increased to $30,000. If Mr. Munro is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination. If Mr. Munro is terminated without cause, he will be entitled to receive his base salary for twelve (12) months following his termination. If Mr. Munro's responsibilities are reduced within twelve (12) months following a change in control, as defined above, and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Munro as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

     The Company entered into an Employment Agreement with James W. Dorst dated June 12, 1995. Pursuant to the terms of the Agreement, Mr. Dorst receives a base salary of $150,000 per year and is eligible to receive a bonus of up to $50,000 per year, subject to certain performance goals. If Mr. Dorst is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination. If Mr. Dorst is terminated without cause, he will be entitled to receive his base salary for nine (9) months following his termination in accordance with the Company's severance policy. If Mr. Dorst's responsibilities are reduced within twelve (12) months following a change in control, as defined above, and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Dorst as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

     The Company entered into an Employment Agreement with Donald A. Cochrane dated January 1, 1996. Pursuant to the terms of the Agreement, Mr. Cochrane receives a base salary of $150,000 per year and is eligible to receive a bonus of up to $70,000 a year, (up to $15,000 of which is payable quarterly pursuant to certain quarterly performance goals and up to $10,000 of which is payable annually based on the achievement of certain annual performance goals). If Mr. Cochrane is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination. If Mr. Cochrane is terminated without cause, he will be entitled to receive his base salary for nine (9) months following his termination. If Mr. Cochrane's responsibilities are reduced within twelve (12) months following a change in control, as defined above, and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Cochrane as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     The following table sets forth information as to the beneficial ownership of the Company's Common Stock as of March 25, 1997 (unless otherwise indicated), of each person known to the Company to be the beneficial owner of more than five percent (5%) of its Common Stock, no par value, and the number of shares owned by each director, each named executive officer and all executive officers and directors as a group.

                                                       Shares
                                                    Beneficially
     Name of Beneficial Owner(1)                       Owned              Percent
     ------------------------                          -----              -------

Bernard T. Marren                                     371,400                7.8%
20823 Stevens Creek Blvd., Ste. 400
Cupertino, CA 95014

ROI Capital Management, Inc. ("ROI")                  323,600                6.8%
  and affiliates(2)
One Bush Street, Ste. 1150
San Francisco, CA 94104


Donald A. Cochrane                                     38,723(3)              *

James W. Dorst                                         28,812(3)              *

James J. Heffernan                                      3,125(3)              *

Jerome A. Martin                                       31,842(3)              *

P. Scott Munro                                         87,598(3)             1.9%

K. William Sickler                                     16,875(3)              *

J. Larry Smart                                         17,125                 *

William H. Welling                                     16,165(3)              *

All Executive Officers and Directors as a Group       240,264(4)             5.1%
(8 persons)

----------

*    Less than one percent (1%).

(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over the shares reported in the table.

(2) Based on a Schedule 13D amendment number 1 dated January 26, 1996 filed jointly by ROI, ROI Partners, L.P. ("PTRS"), ROI & Lane, L.P. ("R&L"), Mark
     T. Boyer and Mitchell J. Soboleski reporting beneficial ownership as follows:

                                   Shares              Shared Voting and
                             Beneficially Owned        Dispositive Power
                             ------------------        -----------------

     ROI                           323,600                  323,600
     PTRS                          201,000                  201,000
     R&L                            24,000                   24,000
     Mr. Boyer                     201,000                  201,000
     Mr. Soboleski                 201,000                  201,000

     Messrs. Boyer and Soboleski are the sole shareholders of ROI and respectively, President and Secretary. Messrs. Boyer and Soboleski and ROI are the general partners of PTRS, which is an investment limited partnership. ROI is the managing general partner of R&L, which is an investment partnership.



(3) Includes shares purchasable under the Company's Stock Option Plans, as of March 25, 1997 or within sixty (60) days thereafter as set forth below. See also "Change in Control" at page 40.

        Donald A. Cochrane:       17,500 shares at $6.00
                                   9,375 shares at $2.25

        James W. Dorst:           12,500 shares at $2.25

        James J. Heffernan         2,500 shares at $5.63
                                    625 shares at $10.34

        Jerome A. Martin:         3,125 shares at $10.34

        P. Scott Munro:            2,968 shares at $2.13
                                  22,500 shares at $2.25
                                   5,000 shares at $2.75
                                  11,250 shares at $3.63
                                  37,500 shares at $6.00

        K. William Sickler:        7,500 shares at $8.25
                                   3,750 shares at $5.00
                                    625 shares at $10.34

        J. Larry Smart:            2,500 shares at $5.63
                                    625 shares at $10.34

        William H. Welling:        7,500 shares at $8.25
                                   3,750 shares at $5.00
                                    625 shares at $10.34

(4) Includes 151,718 shares subject to outstanding options held by executive officers and directors.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with Management and Others
          ---------------------------------------

          None.

     (b)  Certain Business Relationships
          ------------------------------

          None.

     (c)  Indebtedness of Management
          --------------------------

          None.

                                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

     (a)  1.   Financial Statements
               --------------------

          The financial statements listed below appear on the pages indicated:


                                                                     Page Number
                                                                     -----------

       Consolidated Balance Sheets, December 31, 1996 and
       1995                                                              15

       Consolidated Statements of Operations for the years
       ended December 31, 1996, 1995 and 1994                            16

       Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 1996, 1995 and 1994                      17

       Consolidated Statements of Cash Flows for the years
       ended December 31, 1996, 1995 and 1994                            18

       Notes to Consolidated Financial Statements                        19

          2.   Financial Statement Schedules
               -----------------------------

          The financial statement schedules listed below appear on the pages indicated:

                                                                     Page Number
                                                                     -----------
       Schedule II - Valuation and Qualifying Accounts and
       Reserves                                                          49

       Report of Independent Accountants on Financial
       Statement Schedules                                               50

          3.   Exhibits
               --------

          The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

     (b)  Reports on Form 8-K
          -------------------

     None.

     (c)  Exhibits
          --------

     The  Exhibits listed below are filed or incorporated by reference herein.

                                INDEX TO EXHIBITS

Number    Description
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

3.2 Amended Bylaws dated June 15, 1994, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, are hereby incorporated by reference.

*10.1 Amended and Restated Incentive and Non-Incentive Stock Option Plan, filed as Exhibit 10.1 with Form 10-K for the year ending December 31, 1990, is hereby incorporated by reference.

10.2 Amended and Restated 1994 Stock Option Plan of Western Micro Technology, Inc., filed as Exhibit B to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, is hereby incorporated by reference.

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

Number    Description
-----     -----------

10.6 Loan and Security Agreement with Coastfed Business Credit Corporation of California dated January 29, 1992, filed as Exhibit 10.9 with Form 10-K for the year ending December 31, 1991, is hereby incorporated by reference.

10.7 Amendment to Loan Documents between the Company and Coastfed Business Credit March 27, 1994, filed as Exhibit 10.23 with Form 10-Q for the period ending June 30, 1994, is hereby incorporated by reference.

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

Number    Description
------    -----------

          Current Report on Form 8-K filed with the Commission on December 4, 1995 is hereby incorporated by reference.

10.17 Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 17, 1996, is hereby incorporated by reference.

*10.18 Employment Letter between the Company and P. Scott Munro dated January 18, 1996, filed as exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

*10.19 Employment Letter between the Company and Donald A. Cochrane dated January 18, 1996, filed as exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

*10.20 Employment Letter between the Company and James W. Dorst dated June 12, 1995, filed as exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

10.21 Lease Agreement between MP Hacienda, Inc. and the Company dated July 15, 1995, filed as exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

10.22 Amendment to Loan Documents dated November 20, 1995 between the Company and Coast Business Credit, filed as exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

10.23 Inventory and Working Capital Financing Agreement dated December 1, 1996 by and between IBM Credit Corporation and the Company, and Amendment #1 thereto.

10.24 Asset Purchase Agreement dated November 7, 1996 by and among the Company, Star Technologies, Inc. and the Shareholders of Star Technologies, Inc. Schedules to this Agreement omitted from this report will be furnished to the Securities and Exchange Commission upon request.

10.25 Asset Purchase Agreement dated November 29, 1996 by and among the Company, International Data Products, LLC, Oliver-Allen Corporation, Inc., International Data Products and Financial, Ltd., Alan M. Bynder and Michael R. Duhaime. Schedules to this Agreement omitted from this report will be furnished to the Securities and Exchange Commission upon request.

11.1      Statement re Computation of Per Share Earnings.

23.1      Consent of Coopers & Lybrand L.L.P.

24.0      Power of Attorney [see pages 52-53 of this Form 10-K].

27.0      Financial Data Schedule.

*         Denotes management compensation plan or arrangement.

     (d)  Financial Statement Schedules
          -----------------------------

          The financial statement schedules listed below appear on the pages indicated.

                                                                     Page Number
                                                                     -----------
         Schedule II - Valuation and Qualifying Accounts and
         Reserves                                                         49

         Report of Independent Accountants on Financial
         Statement Schedules                                              50

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

                                                                     SCHEDULE II

                         WESTERN MICRO TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)
                                   ----------

                                       Balance at                                                       Balance
                                       Beginning                                                         At End
                                       of Period     Additions(1)    Other(2)       Deductions(3)      of Period
                                       ----------    ---------       -----          ----------         ---------
Year ended December 31, 1994:
Allowance for doubtful accounts          $882           $302           $                 $791             $393

Year ended December 31, 1995:
Allowance for doubtful accounts          $393           $291           $200              $504             $380

Year ended December 31, 1996:
Allowance for doubtful accounts          $380           $120           $250              $339             $411

----------
(1)     Charged to costs and expenses.
(2)     Reserves related to acquisitions.
(3)     Accounts written off against the reserve.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders
Western Micro Technology, Inc.:

Our report on the consolidated financial statements of Western Micro Technology, Inc. and its subsidiaries is included on page 14 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                            COOPERS & LYBRAND L.L.P.


San Jose, California
January 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1997              REGISTRANT:

                                    WESTERN MICRO TECHNOLOGY, INC.



                                    By               /s/ P. SCOTT MUNRO
                                       -----------------------------------------
                                                       P. Scott Munro
                                             President, Chief Executive Officer,
                                                   Secretary and Director
                                                (Principal Executive Officer)



                                    By               /s/ JAMES W. DORST
                                       -----------------------------------------
                                                       James W. Dorst
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints P. Scott Munro and James W. Dorst and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature and Title                                   Date
           -------------------                                   ----


By         /s/ P. SCOTT MUNRO                               March 27, 1997
   ------------------------------------------
            P. Scott Munro
   President, Chief Executive Officer,
        Secretary and Director
     (Principal Executive Officer)


By         /s/ JAMES W. DORST                               March 27, 1997
   ------------------------------------------
              James W. Dorst
            Chief Financial Officer
  (Principal Financial and Accounting Officer)


By        /s/ JAMES J. HEFFERNAN                            March 27, 1997
   ------------------------------------------
            James J. Heffernan
                 Director


By            /s/ JEROME A. MARTIN                          March 27, 1997
   ------------------------------------------
                 Jerome A. Martin
                     Director

           Signature and Title                                   Date
           -------------------                                   ----


By          /s/ K. WILLIAM SICKLER                          March 27, 1997
   ------------------------------------------
              K. William Sickler
                   Director


By           /s/ J. LARRY SMART                             March 27, 1997
   ------------------------------------------
                J. Larry Smart
        Director, Chairman of the Board


By         /s/ WILLIAM H. WELLING                           March 27, 1997
   ------------------------------------------
             William H. Welling
                  Director