Form 10-Q
period 1997-03-31
WESTERN MICRO TECHNOLOGY INC
filed 1997-05-15
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.    0-11560
                      ---------

                         WESTERN MICRO TECHNOLOGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                   94-2414428
    ---------------------------              ----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


                      254 E. Hacienda Avenue, Campbell, CA
                     --------------------------------------
                    (Address of principal executive offices)

                                      95008
                                    --------
                                   (Zip Code)

                                 (408) 379-0177
                          -----------------------------
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                      --------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES /X/      NO / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at May 1, 1997
          -----                                --------------------------
Common Shares, without par value                      4,801,470


                                      1 of 15

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Three Months Ended
  March 31, 1997 and 1996                                                     3

Consolidated Balance Sheets at March 31, 1997 and December 31, 1996           4

Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1997 and 1996                                                     5

Notes to Consolidated Financial Statements                                    6

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                       8


PART II - OTHER INFORMATION

Other Information                                                            12

Signatures                                                                   14

Index to Exhibits                                                            15



     When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors That May Affect Future Results" on page 9. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.


                                      2 of 15

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                For the Three Months
                                                                   Ended March 31,
                                                       --------------------------------------
                                                             1997                    1996
                                                             ----                    ----

Net sales                                              $       35,950           $      27,617

Cost of goods sold                                             29,981                  24,037
                                                       --------------           -------------

  Gross profit                                                  5,969                   3,580
                                                       --------------           -------------

  Gross profit as % of net sales                               16.60%                  12.96%

Selling, general and administrative expenses                    4,894                   2,991
                                                       --------------           -------------

  Operating income                                              1,075                     589

Interest expense                                                  432                     237

Other income                                                       91                      53
                                                       --------------           -------------

Income before income taxes                                        734                     405

Provision for income taxes                                        191                      34
                                                       --------------            ------------

Net income                                             $          543           $         371
                                                       ==============           =============

  Net income per common share                          $         0.11           $        0.09
                                                       ==============           =============

Number of shares used in per share calculation                  4,977                   4,351
                                                       ==============           =============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      3 of 15

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                       March 31,            December 31,
                   ASSETS                                                 1997                  1996
                                                                      -----------            ----------
                                                                      (Unaudited)
Current Assets:
 Cash                                                               $         2,124        $          384
 Trade accounts receivable, net of allowance for
   doubtful accounts of $368 at March 31, 1997 and
   $411 at December 31, 1996                                                 27,404                25,943
 Inventories                                                                 19,867                26,142
 Other current assets                                                         3,105                 2,254
                                                                    ---------------        --------------
   Total current assets                                                      52,500                54,723

Property and equipment, net                                                   3,494                 3,276
Goodwill, net of accumulated amortization                                     7,377                 4,937
Other assets                                                                    311                   340
                                                                    ---------------        --------------
                                                                    $        63,682        $       63,276
                                                                    ===============        ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable                                                      $        16,278        $       11,277
 Current portion of capital lease obligations                                   138                    58
 Accounts payable                                                            25,912                33,956
 Accrued expenses                                                             2,046                 1,984
                                                                    ---------------        --------------
   Total current liabilities                                                 44,374                47,275

Capital lease obligations, less current portion                                 510                    53
Other                                                                           203                   234
Commitments and contingencies
Shareholders' Equity:
Preferred Stock, no par value, 10,000,000 shares
  authorized; none issued and outstanding
Common Stock, no par value, 10,000,000 shares
  authorized; issued and outstanding:  4,801,470 at
  March 31, 1997 and 4,488,131 at December 31, 1996                          20,297                17,959
Accumulated deficit                                                          (1,702)               (2,245)
                                                                    ---------------        --------------
           Total shareholders' equity                                        18,595                15,714
                                                                    ---------------        --------------
                                                                    $        63,682        $       63,276
                                                                    ===============        ==============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      4 of 15

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                             -------------------------------
                                                                                 1997                1996
                                                                                 ----                ----
Cash flows from operating activities:
  Net income                                                                 $       543          $      371
  Adjustments to reconcile net income to net cash used in
    operating activities:
  Depreciation and amortization                                                      393                 211
  Gain on sale of equipment                                                                              (22)
  Provision for doubtful accounts receivable                                         110
Change in assets and liabilities:
  Accounts receivable                                                             (1,177)             (3,690)
  Inventories                                                                      6,275               1,678
  Other current assets                                                              (792)                 81
  Other assets                                                                        32                   7
  Accounts payable                                                                (8,261)              1,099
  Accrued expenses and other                                                          (5)                 85
                                                                             -----------          ----------
           Net cash used in operating activities                                  (2,882)               (180)
                                                                             -----------          ----------
Cash flows from investing activities:
 Acquisition of business, net of cash acquired                                       573                (658)
 Proceeds from sale of equipment                                                                          22
 Acquisition of property and equipment                                              (396)               (524)
                                                                             -----------          ----------
           Net cash provided by (used in) investing activities                       177              (1,160)
                                                                             -----------          ----------
Cash flows from financing activities:
 Net proceeds from short-term borrowings                                           3,801                 897
 Repayments on capital leases and equipment loan                                     (51)                (44)
 Proceeds from exercise of stock options                                              18                 203
 Proceeds from employee stock purchase plan                                          120
 Proceeds from equipment loan                                                        557
                                                                             -----------          ----------
           Net cash provided by financing activities                               4,445               1,056
Net increase (decrease) in cash                                                    1,740                (284)
Cash--beginning of period                                                            384                 546
                                                                             -----------          ----------
Cash--end of period                                                          $     2,124          $      262
                                                                             ===========          ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      5 of 15

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Western Micro Technology, Inc. and its subsidiary have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full year or for any other period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1996.

Note 2: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

Note 3: The Company has available a $25,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.25% as of March 31, 1997) plus 1.50%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially all assets of the Company. The facility is renewable annually and contains restrictive covenants which include the maintenance of minimum revenue, profit and tangible net worth ratios, as defined. The Company was not in compliance with the tangible net worth covenant at March 31, 1997. The financial institution granted a waiver as of March 31, 1997 for the specific violation. Borrowings under this line of credit were $15,500,000 at March 31, 1997. Based on eligible assets, as of March 31, 1997, the Company had borrowings available of approximately $2,400,000.

Note 4: The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 5: Revenue Recognition and Accounts Receivable: the Company records revenue, net of allowances for estimated returns, at the time of product shipment. To reduce credit risk, the Company performs ongoing credit evaluations and has credit insurance.

Note 6: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

Note 7: Supplemental Cash Flow Information: Cash paid for interest in the three-month periods ended March 31, 1997 and 1996 was $436,000 and $204,000, respectively.

                                      6 of 15

Note 8: On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock of the Company. Additional consideration can be earned by TSI by meeting certain defined gross profit targets through fiscal year 2000. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI were approximately $1,141,000 and liabilities assumed were approximately $1,484,000.
          For the year ended December 31, 1996, TSI had unaudited revenues of approximately $15,000,000 with net income of approximately $200,000.

Note 9: Net income per share is computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period.

                                      7 of 15

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Events

     On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock of the Company. Additional consideration can be earned by TSI by meeting certain defined gross profit targets through fiscal year 2000. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI were approximately $1,141,000 and liabilities assumed were approximately $1,484,000. For the year ended December 31, 1996, TSI had unaudited revenues of approximately $15,000,000 with net income of approximately $200,000.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Net sales for the three months ended March 31, 1997 of $35,950,000 were 30% higher than the net sales of $27,617,000 for the corresponding period in 1996. Sales increased due to the expansion of the Company's mid-range computer systems distribution business and acquisitions. Gross profit as a percentage of sales for the three months ended March 31, 1997 was 16.60% compared to 12.96% for the comparable quarterly period one year ago. The increase in the gross profit percentage in 1997 is a result of a shift in the relative mix of higher profit products being sold and additional value-added and consulting services revenue resulting from additional sales derived from the recent acquisitions of Star Technologies, Inc., International Data Products LLC and Target Solutions, Inc.

     Selling, general and administrative expense increased 64% in the three months ended March 31, 1997 from the same period a year ago due to increased labor costs, acquisitions, necessary personnel increases, higher depreciation costs incurred as a result of additions to the Company's infrastructure and higher amortization expense as a result of increased goodwill related to acquisitions.

     Interest expense increased 82% in the three months ended March 31, 1997 versus the same period in 1996 due to an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund acquisitions, infrastructure additions, expanded operations and overall Company growth.

     The Company's effective tax rate is 26% versus the statutory rate of 34% due primarily to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

     Net cash used in operating activities during the three months ended March 31, 1997 totaled $2,882,000 compared to the net cash used in operating activities of $180,000 for the three months ended March 31, 1996.

     The increase in the accounts receivable of $1,177,000 was primarily due to the purchase of assets from TSI. This was offset by a decrease in inventory of $6,275,000 as a result of increased emphasis on inventory management, and by a decrease in accounts payable of $8,261,000 as a result of the payment of year end purchases.

     Net cash provided by investing activities totaled $177,000 for the three months ended March 31, 1997 compared to net cash used in investing activities of $1,160,000 for the three months ended March 31, 1996. The significant investing activities for 1997 consisted of the TSI purchase as well as continuing leasehold and computer hardware and software investments made at the Company's headquarters and sales office sites.

     The Company has available a $25,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.25% as of March 31, 1997) plus 1.50%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially

                                     8 of 15
all assets of the Company. The facility is renewable annually and contains restrictive covenants which include the maintenance of minimum revenue, profit and tangible net worth ratios, as defined. The Company was not in compliance with the tangible net worth covenant at March 31, 1997. The financial institution granted a waiver as of March 31, 1997 for the specific violation. Borrowings under this line of credit were $15,500,000 at March 31, 1997. Based on eligible assets, as of March 31, 1997, the Company had borrowings available of approximately $2,400,000.

     The Company has required substantial working capital to finance accounts receivable, inventories and capital expenditures and has financed its working capital requirements, capital expenditures and acquisitions primarily through bank borrowings and cash generated from operations. The Company believes that its existing cash and available bank borrowings are sufficient to fund the Company's operations through the end of 1997. The Company is actively considering other alternatives for raising additional cash including public equity, private equity, or appropriate alternative debt financing. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at sufficient levels.

Factors That May Affect Future Results

     Industry Consolidation; Ability to Maintain Most Favorable Volume Discount Status. The systems distribution industry is currently experiencing a consolidation of distributors, which has resulted in the mergers of certain of the Company's major competitors. To the extent that any increased sales volumes resulting from the mergers relate to the products of International Business Machines Corporation ("IBM"), these mergers may result in raising the sales volume threshold required to maintain most favorable volume discount status with IBM. In furtherance as its business strategy, and in order to maintain most favorable volume discount status with IBM, the Company has recently completed several acquisitions and is actively engaged in an ongoing search for additional acquisitions. The Company intends to continue to aggressively seek acquisitions of businesses that are complementary to the Company's business in order to strengthen the Company's business and market position. However, there can be no assurance that the Company will be successful in completing any future acquisitions and the failure by the Company to successfully complete additional acquisitions would have a material adverse effect on the Company's business, financial condition and results of operations.

     Supplier Concentration. During the year ended December 31, 1996 and the quarter ended March 31, 1997, approximately 50% of the Company's net sales was generated from the sale of products purchased from IBM. The Company's business, financial condition and results of operations are dependent upon the Company's relationship with IBM and upon the market for IBM products. Any disruption or change in the Company's relationship with IBM or in the manner in which IBM distributes its products, the failure of IBM to develop new products which are accepted by the Company's customers or the failure by the Company to maintain sufficient sales volumes of certain IBM products to maintain most favorable volume discount status, would have a material adverse effect upon the Company's business, financial condition and results of operations.

     The balance of the Company's net sales is derived from products of a relatively limited number of other suppliers, with approximately 25% derived from systems products manufactured by Data General Corporation, NCR Corporation, and Unisys Corporation. The loss of a major supplier or the interruption of certain supplier relationships, the inability of any of these suppliers to successfully develop, manufacture or sell new products, and any decrease in the sales or market acceptance of these suppliers' products, could materially and adversely affect the Company's business, financial condition and results of operations.

     Acquisitions and Expansion. Acquisitions have played an important role in the implementation of the Company's business strategy and the Company believes that additional acquisitions are critical to the Company's future growth, development and continued ability to compete effectively in the marketplace. Prior acquisitions have placed substantial demands on the Company's management and financial resources. The integration of the acquired companies' operations have on occasion been slower, more complex and more costly than originally anticipated. There can be no assurance that the combined companies will realize the full cost savings or revenue enhancements the Company expects to realize as a result of the recent acquisitions and the consolidation of certain of the operations of the acquired companies or that such savings or enhancements will be realized at the points in time

                                     9 of 15
currently anticipated. Furthermore, there can be no assurance that any cost savings which are realized will not be offset by increases in other expenses or operating losses. The Company will encounter similar uncertainties and risks with respect to any future acquisitions it may make.

     Substantial Competition. The Company competes with national, regional, and local distributors such as Dickens Data Systems, Inc., Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hall-Mark Computer Products, a subsidiary of Avnet, Inc., Sirius Computer Solutions, Inc., SupportNet, Inc. and, in some limited circumstances, competes with its own vendors. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Competitors which are larger than the Company may be able to obtain pricing and terms from vendors that are more favorable than the pricing and terms accorded to the Company. As a result, the Company may be at a disadvantage when competing with these larger companies.

     Future Capital Needs; Uncertainty of Additional Financing. The Company's operations to date have required substantial amounts of capital and as a result the Company maintains a line of credit secured by substantially all of the Company's assets. In order to pursue the Company's expansion and acquisition strategy, the Company will need to obtain additional financing. Although the Company believes it has sufficient funds, or alternate source of funds, to carry on its business through 1997, in order to achieve the growth (including possible acquisitions) contemplated by the Company's business plan, the Company will need to raise additional amounts through public or private debt and/or equity financings. There can be no assurance that such additional financing will be available. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced and shareholders may experience additional dilution. There can be no assurance that additional financing will be available on acceptable terms, if at all and failure to obtain such financing, if necessary, could adversely affect the Company's business, financial condition and results of operations.

     Fluctuations in Operating Results. The Company's past operating results have been, and its future operating results will be, subject to fluctuations from quarter to quarter and on an annual basis due to a variety of factors, including, without limitation, the cost and effect of acquisitions, the addition or loss of a key supplier or customer, unexpected customer defaults on payments due to the Company, price competition, changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs, and changes in the supply and demand for mid-range computer systems, peripheral equipment, software and related services. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for computers, and order cancellations or rescheduling. In addition, a substantial portion of the Company's sales are made in the last few days of a quarter. Accordingly, the Company's quarterly results of operations are difficult to predict and delays in the closings of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. The Company's future operating results are expected to fluctuate as a result of these and other factors, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Seasonality. While the Company's business is not generally affected by seasonal trends, its business is influenced by trends affecting its suppliers and customers. For example, the Company's largest vendor, IBM, sells approximately 40% of its products in the last calendar quarter, which in the future could have an effect on the Company's revenues from quarter to quarter. Due to the Company's recent significant growth through acquisitions, and IBM's recent prominence as a supplier to the Company, the Company has not yet experienced any material seasonal variations in its operating results, but such seasonal variations may occur in the future, and could have a material adverse effect on the Company's business, operating results and financial condition.

                                    10 of 15

     Rapid Technological Changes, Price Reductions and Inventory Risk. The market for products sold by the Company is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. Since the Company acquires inventory in advance of product shipments, and because the markets for the Company's products are volatile and subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and stock excessive or insufficient inventory of particular products. Although the Company has stock rotation rights and price protection with certain vendors permitting it to return discontinued products, or receive price protection (should the vendor reduce the price of product that is already in the Company's inventory) in the form of cash refunds or credits for the purchase of additional product, if the Company is forced to sell its inventory for less than its targeted or traditional margins it could have a material adverse effect upon the Company's financial condition and results of operations. The markets in which the Company competes currently are subject to intense price competition and the Company expects additional price and product competition as other companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

     Credit Facility Agreement: Limitations and Requirement of Consent. The Company's credit facility agreement with IBM Credit Corporation ("ICC") is structured to provide favorable financing for the purchase of IBM products, and provides a limited amount of additional financing to carry the inventory of third-party products. The Company presently has no other facility for financing the purchase of products from third parties. While the ICC facility is adequate for the Company's present purchases of products of third-party vendors, if the Company increases the purchase of such products, it may need to obtain additional inventory financing, in which case it will need to obtain a modification or waiver of its credit facility agreement with ICC (which is presently secured by all of the assets of the Company, including all inventory purchased from third-party vendors). The Company's credit facility with ICC is not sufficient to provide the necessary funding for the future acquisitions contemplated by the Company's business plan. There can be no assurance that such additional financing will be available to the Company when needed or on acceptable terms, or that IBM will consent to modifying the current credit facility agreement in order to allow such alternate financing.

     Management of Growth; Dependence on Key Personnel. Since the sale of its semiconductor business in July 1995, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls, and expand, train, motivate, retain and manage its employee base. There can be no assurance that the Company will be able to manage its growth effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's future success depends in part on the continued service of its key sales, marketing and executive personnel, and its ability to identify and hire additional personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain and recruit adequate personnel to operate its business. The loss of key personnel could have a material adverse effect on the Company's business and operating results. The Company does not maintain key man insurance on any of its employees.

                                    11 of 15

                           PART II. OTHER INFORMATION


Item 1    Legal proceedings.
          -----------------

          None.

Item 2    Changes in Securities.
          ---------------------

          None.

Item 3    Defaults on Senior Securities.
          -----------------------------

          None.

Item 4    Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.

Item 5    Other Information.
          -----------------

          None.

Item 6    Exhibits and Reports on Form 8-K.
          --------------------------------

          A.   Exhibits
               --------

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

               11.1      Computation of Net Income Per Share

               27        Financial Data Schedule


                                    12 of 15

         B.    Reports on Form 8-K.
               -------------------

               None.

                                    13 of 15

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant:

                                        WESTERN MICRO TECHNOLOGY, INC.



Dated:  May 13, 1997                    By          /s/ P. SCOTT MUNRO
                                          -------------------------------------
                                                        P. Scott Munro
                                          Chief Executive Officer and President




Dated:  May 13, 1997                    By          /s/ JAMES W. DORST
                                           ------------------------------------
                                                        James W. Dorst
                                                   Chief Financial Officer


                                    14 of 15

                                INDEX TO EXHIBITS


Exhibit                                                                     Page
-------                                                                     ----

3.1(a)   Articles of Incorporation for Silicon Valley Services, Inc. filed     *
         with the California Secretary of State on December 30, 1975, filed as Exhibit 3-A to the Company's Form S-1, Registration No. 2-86846, is hereby incorporated by reference.

3.1(b)   Certificate of Amendment of Articles of Incorporation of Silicon      *
         Valley Services, Inc. (part of which changed the name of the Company to Western Micro Technology, Inc.) filed with the
         California Secretary of State on April 1, 1977, filed as Exhibit
         4.2 to the Company's Form S-8, Registration No. 33-60778, is hereby incorporated by reference.

3.1(c)   Certificate of Amendment of Articles of Incorporation filed           *
         with the California Secretary of State on August 30, 1983, filed as Exhibit 4.3 to the Company's Form S-8, Registration
         No. 33-60778, is hereby incorporated by reference.

3.1(d)   Certificate of Amendment of Articles of Incorporation filed           *
         with the California Secretary of State on April 5, 1988, filed as Exhibit 3.1 to the Company's Form 10-K for the year ended March 31, 1988, is hereby incorporated by reference.

3.2      Amended Bylaws dated June 15, 1994, filed as Exhibit A to the         *
         Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, are hereby incorporated by reference.

11.1     Computation of Net Income Per Share

27       Financial Data Schedule


*  Incorporated by reference


                                    15 of 15