Form 10-Q
period 1997-06-30
WESTERN MICRO TECHNOLOGY INC /DE
filed 1997-08-14
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR


/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.    0-11560
                       -------

                         WESTERN MICRO TECHNOLOGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                    94-2414428
   -------------------------------          -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)



                      254 E. Hacienda Avenue, Campbell, CA
                    ----------------------------------------
                    (Address of principal executive offices)

                                      95008
                                   ----------
                                   (Zip Code)

                                 (408) 379-0177
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                                      -----
                     (Former name, former address and former
                   fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES /X/          NO / /


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                              Outstanding at August 1, 1997
                -----                              -----------------------------
  Common Shares, without par value                           4,825,776


                                     1 of 18

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION


Consolidated Statements of Operations for the Three and Six Months
Ended June 30, 1997 and 1996                                                  3

Consolidated Balance Sheets at June 30, 1997 and December 31, 1996            4

Consolidated Statements of Cash Flows for the Six Months Ended June
30, 1997 and 1996                                                             5

Notes to Consolidated Financial Statements                                    6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                         8



PART II - OTHER INFORMATION

Other Information                                                            16

Signatures                                                                   17

Index to Exhibits                                                            18



 When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors That May Affect Future Results" on page . Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.


                                     2 of 20

                         WESTERN MICRO TECHNOLOGY, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                      For the Three Months  For the Six Months
                                         Ended June 30,        Ended June 30,
                                       ------------------    ------------------
                                         1997       1996       1997      1996
                                       -------    -------    -------    -------
Net Sales                              $39,886    $32,365    $75,836    $59,981

Cost of goods sold                      33,293     28,459     63,274     52,495
                                       -------    -------    -------    -------
  Gross profit                           6,593      3,906     12,562      7,486
                                       -------    -------    -------    -------
  Gross profit as % of sales             16.53%     12.07%     16.56%     12.48%

Selling, general and
administrative expenses                  5,709      3,269     10,603      6,260
                                       -------    -------    -------    -------
  Operating income                         884        637      1,959      1,226

Interest expense                           496        197        928        434

Other income                               140        106        231        159
                                       -------    -------    -------    -------
Income before income taxes                 528        546      1,262        951

Provision for income taxes                 121         60        312         94
                                       -------    -------    -------    -------
  Net income                           $   407    $   486    $   950    $   857
                                       =======    =======    =======    =======
  Net income per common share          $  0.08    $  0.11    $  0.19    $  0.19
                                       =======    =======    =======    =======
Number of shares used in per
share calculation                        5,240      4,529      5,106      4,485
                                       =======    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                                     3 of 18

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             June 30,  December 31,
                  ASSETS                                       1997        1996
                                                            ---------   --------
                                                           (Unaudited)
Current Assets:

         Cash                                               $    182    $    384

         Trade accounts receivable, net of allowance for
           doubtful accounts of $302 at June 30, 1997 and
           $411 at December 31, 1996                          34,391      25,943

         Inventories                                          19,542      26,142

         Other current assets                                  3,576       2,254
                                                            --------    --------
                     Total current assets                     57,691      54,723

Property and equipment, net                                    3,690       3,276

Goodwill, net of accumulated amortization                      7,645       4,937

Other assets                                                     381         340
                                                            --------    --------
                                                            $ 69,407    $ 63,276
                                                            ========    ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

         Notes payable                                      $ 23,367    $ 11,277

         Current portion of capital lease obligations            135          58

         Accounts payable                                     23,863      33,956

         Accrued expenses                                      2,329       1,984
                                                            --------    --------
                     Total current liabilities                49,694      47,275

Capital lease obligations, less current portion                  478          53

Other                                                            184         234

Commitments and contingencies

Shareholders' Equity:

Preferred Stock, no par value, 10,000,000 shares authorized; none issued and outstanding

Common Stock, no par value, 10,000,000 shares
  authorized; issued and outstanding:  4,812,095 at
  June 30, 1997 and 4,488,131 at December 31, 1996            20,346      17,959

Accumulated deficit                                           (1,295)     (2,245)
                                                            --------    --------
                  Total shareholders' equity                  19,051      15,714
                                                            --------    --------
                                                            $ 69,407    $ 63,276
                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                                     4 of 18

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                                 ----------------------
                                                                                     1997       1996
                                                                                 -----------  ---------

Cash flows from operating activities:

  Net income                                                                      $    950    $    857

  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:

     Depreciation and amortization                                                     749         445

     Gain on sale of equipment                                                         (22)

     Provision for doubtful accounts receivable                                        310

     Changes in assets and liabilities:

       Accounts receivable                                                          (8,364)     (5,265)

       Inventories                                                                   6,600         888

       Other current assets                                                         (1,263)        698

       Other assets                                                                   (351)          7

       Accounts payable                                                            (10,310)      2,847

       Accrued expenses and other                                                      278        (127)
                                                                                  --------    --------
         Net cash (used in) provided by operating activities                       (11,401)        328
                                                                                  --------    --------
Cash flows from investing activities:

  Acquisition of business, net of cash acquired                                        573        (662)

  Proceeds from sale of equipment                                                       22

  Investment in QIV                                                                   (100)

  Acquisition of property and equipment                                               (803)     (1,331)
                                                                                  --------    --------
         Net cash used in investing activities                                        (330)     (1,971)
                                                                                  --------    --------
Cash flows from financing activities:

  Net proceeds from short-term borrowings                                           10,890       1,049

  Payments on lease obligations                                                       (105)        (91)

  Proceeds from exercise of stock options                                               67         218

  Proceeds from employee stock purchase plan                                           120

  Proceeds from equipment loan                                                         557
                                                                                  --------    --------
         Net cash provided by financing activities                                  11,529       1,176

Net decrease in cash                                                                  (202)       (467)

Cash -- beginning of period                                                            384         546
                                                                                  --------    --------
Cash -- end of period                                                             $    182    $     79
                                                                                  ========    ========

   The accompanying notes are an integral part of these financial statements.

                                     5 of 18

                  WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)

Note 1: The unaudited consolidated financial statements, which include the accounts of Western Micro Technology, Inc. and its subsidiary (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for a full year or for any other period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1996.

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

Note 3: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

Note 4: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

Note 5: The Company has available a $35,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.50% as of June 30, 1997) plus 1.875%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially all assets of the Company. The facility is renewable annually and contains restrictive covenants which include the maintenance of minimum revenue, profit and tangible net worth ratios, as defined. The Company was not in compliance with the tangible net worth covenant at June 30, 1997. The financial institution granted a waiver as of June 30, 1997 for the specific violation. Borrowings under this line of credit were approximately $22,500,000 at June 30,

                                     6 of 18

             1997. Based on eligible assets, as of June 30, 1997, the Company had borrowings available of approximately $3,900,000.

Note 6: The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Note 7: Revenue Recognition and Accounts Receivable: the Company records revenue, net of allowances for estimated returns, at the time of product shipment. To reduce credit risk, the Company performs ongoing credit evaluations and has credit insurance.

Note 8: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

Note 9: Supplemental Cash Flow Information: Cash paid for interest in the six-month periods ended June 30, 1997 and 1996 was $852,000 and $412,000, respectively.

Note 10: On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock of the Company. Additional consideration can be earned by TSI by meeting certain defined gross profit targets through fiscal year 2000. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI were approximately $1,141,000 and liabilities assumed were approximately $1,484,000. For the year ended December 31, 1996, TSI had unaudited revenues of approximately $15,000,000 with net income of approximately $200,000.

Note 11: On June 3, 1997, the Company entered into a Mentor-Protege Agreement with Q.I.V. Systems, Inc. ("QIV"), a Texas-based reseller of mid-range systems and a participant in the Minority Small Business and Capital Ownership Development Program under the Small Business Act. In connection therewith, on June 4, 1997 the Company acquired QIV common stock equal to a 9.99% equity interest in QIV for a purchase price of $500,000 ($100,000 of the purchase price was paid in June of 1997 and the balance was paid in July of 1997). In addition, the Company and QIV entered into an Industry Remarketer Affiliate ("IRA") Agreement pursuant to which QIV was appointed an IRA to sell to end users certain IBM systems it acquires exclusively from the Company and to sell to end users other computer products and services acquired from the Company.

Note 12: On June 4, 1997, the Company signed a definitive agreement (the "Star Agreement") to acquire all of the capital stock of Star Management Services in exchange for an aggregate of $43.4 million in cash and 555,556 shares of the Company's Common Stock. The $43.4 million cash consideration is to be paid in three installments, with $37.0 million to be paid at closing and two subsequent payments of $3.3 and $3.1 million to be made on the first and second anniversaries of the closing, respectively. The Star Agreement also contains an earn-out provision which allows the selling stockholders to earn up to an additional $5 million in cash based upon attainment of certain net sales targets. It is currently contemplated that the Star Agreement will be accounted for as a purchase. The transaction, subject to financing, is expected to close at the end of August 1997. Star Management Services is a holding company for a family of companies including Star Data Systems, Inc. dba Sirius Computer Solutions ("Sirius"), a distributor of IBM mid-range systems. Sirius also sells IBM systems to end-user customers. The Star Agreement contemplates that the end-user business will be spun off from Star Management Services prior to the closing, and therefore will not be acquired by the Company. For the year ended October 31, 1996, the distribution segment of Sirius had revenues of approximately $76,495,000 and income from operations of approximately $5,500,000.

Note 13: Net income per share is computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period.

                                     7 of 18

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

            On June 3, 1997, the Company entered into a Mentor-Protege Agreement with Q.I.V. Systems, Inc. ("QIV"), a Texas-based reseller of mid-range systems and a participant in the Minority Small Business and Capital Ownership Development Program under the Small Business Act. In connection therewith, on June 4, 1997 the Company acquired QIV common stock equal to a 9.99% equity interest in QIV for a purchase price of $500,000 ($100,000 of the purchase price was paid in June of 1997 and the balance was paid in July of 1997). In addition, the Company and QIV entered into an Industry Remarketer Affiliate ("IRA") Agreement pursuant to which QIV was appointed an IRA to sell to end users certain IBM systems it acquires exclusively from the Company and to sell to end users other computer products and services acquired from the Company.

           On June 4, 1997, the Company signed a definitive agreement (the "Star Agreement") to acquire all of the capital stock of Star Management Services in exchange for an aggregate of $43.4 million in cash and 555,556 shares of the Company's Common Stock. The $43.4 million cash consideration is to be paid in three installments, with $37.0 million to be paid at closing and two subsequent payments of $3.3 and $3.1 million to be made on the first and second anniversaries of the closing, respectively. The Star Agreement also contains an earn-out provision which allows the selling stockholders to earn up to an additional $5 million in cash based upon attainment of certain net sales targets. It is currently contemplated that the Star Agreement will be accounted for as a purchase. The transaction, subject to financing, is expected to close at the end of August 1997. Star Management Services is a holding company for a family of companies including Star Data Systems, Inc. dba Sirius Computer Solutions ("Sirius"), a distributor of IBM mid-range systems. Sirius also sells IBM systems to end-user customers. The Star Agreement contemplates that the end-user business will be spun off from Star Management Services prior to the closing, and therefore will not be acquired by the Company. For the year ended October 31, 1996, the distribution segment of Sirius had revenues of approximately $76,495,000 and income from operations of approximately $5,500,000.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

            Net sales for the three months ended June 30, 1997 of $39,886,000 were 23% higher than the net sales of $32,365,000 for the corresponding period in 1996. Sales increased due to the expansion of the Company's mid-range computer systems distribution business and acquisitions. Gross profit as a percentage of sales for the three months ended June 30, 1997 was 16.53% compared to 12.07% for the comparable quarterly period one year ago. The increase in the gross profit percentage in 1997 is a result of a shift in the relative mix of higher profit products being sold and additional value-added and consulting services revenue resulting from additional sales derived from the recent acquisitions of Star Technologies, Inc., International Data Products LLC and Target Solutions, Inc.

            Selling, general and administrative expense increased 75% in the three months ended June 30, 1997 from the same period a year ago due to acquisitions, necessary personnel increases as a result of higher systems sales, higher depreciation costs incurred as a result of additions to the Company's infrastructure, higher amortization expense as a result of increased goodwill related to acquisitions and higher lease expense as a result of the

                                     8 of 18

Company opening a new sales and integration center in Irvine, California and a new distribution and integration center in Fremont, California.

            Interest expense increased 152% in the three months ended June 30, 1997 versus the same period in 1996 due to an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund acquisitions, infrastructure additions, expanded operations and overall Company growth.

            The Company's effective tax rate is 23% versus the statutory rate of 34% due primarily to the utilization of net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

            Net sales for the six months ended June 30, 1997 of $75,836,000 were 26% higher than the net sales of $59,981,000 for the corresponding period in 1996. Sales increased due to the expansion of the Company's mid-range computer systems distribution business and acquisitions. Gross profit as a percentage of sales for the six months ended June 30, 1997 was 16.56% compared to 12.48% for the comparable quarterly period one year ago. The increase in the gross profit percentage in 1997 is a result of a shift in the relative mix of higher profit products being sold and additional value-added and consulting services revenue resulting from additional sales derived from the recent acquisitions of Star Technologies, Inc., International Data Products LLC and Target Solutions, Inc.

            Selling, general and administrative expense increased 69% in the six months ended June 30, 1997 from the same period a year ago due to increased labor costs, acquisitions, necessary personnel increases as a result of higher systems sales, higher depreciation costs incurred as a result of additions to the Company's infrastructure and higher amortization expense as a result of increased goodwill related to acquisitions.

            Interest expense increased 114% in the six months ended June 30, 1997 versus the same period in 1996 due to an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund acquisitions, infrastructure additions, expanded operations and overall Company growth.

            The Company's effective tax rate is 25% versus the statutory rate of 34% due primarily to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities during the six months ended June 30, 1997 totaled $11,401,000 compared to the net cash provided by operating activities of $328,000 for the six months ended June 30, 1996.

            The increase in the accounts receivable of $8,364,000 was primarily due to a significant number of sales occurring during the last two weeks of the quarter. This was partially offset by a decrease in inventory of $6,600,000 as a result of increased emphasis on inventory management. A decrease in accounts payable of $10,310,000 as a result of the payment of year end purchases accounted for the remainder of the net cash used in operating activities.

            Net cash used in investing activities totaled $330,000 for the six months ended June 30, 1997 compared to $1,971,000 for the six months ended June 30, 1996. The investing activities for 1997 consisted of the TSI purchase, the QIV investment and continuing leasehold and computer hardware and software investments made at the Company's headquarters and sales office sites.

            The Company has available a $35,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.50% as of June 30, 1997) plus 1.875%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially all assets of the Company. The facility is renewable annually and contains restrictive covenants which include the maintenance of minimum revenue, profit and tangible net worth ratios, as defined. The Company was not in compliance with the tangible net worth covenant at June 30, 1997. The financial institution granted a waiver as

                                     9 of 18
of June 30, 1997 for the specific violation. Borrowings under this line of credit were approximately $22,500,000 at June 30, 1997. Based on eligible assets, as of June 30, 1997, the Company had borrowings available of approximately $3,900,000.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

           UNCERTAINTY OF COMPLETING STAR ACQUISITION; BREAK-UP FEE. The Company and Star Management Services, Inc. and its stockholders have entered into a stock purchase agreement (the "Star Agreement") whereby the Company will acquire Star (the "Star Acquisition"), with the expectation that the Star Acquisition will be completed in August 1997. The respective obligations of the Company and Star Management Services to consummate the Star Acquisition, however, are subject to the satisfaction of various conditions set forth in the Star Agreement, including, among other things: (i) the Company obtaining an aggregate of at least $25 million of additional loan or other debt financing pursuant to loan terms that do not require repayment of principal during the first two years of the loan (the "Loan Financing"); (ii) the Company obtaining the consent of IBM Credit Corporation ("ICC") to the Loan Financing or the refinancing by the Company of its existing indebtedness to ICC; (iii) completion of the spin-off by Sirius Computers of the Sirius End-user Business; (iv) receipt of all applicable regulatory approvals; (v) the absence of any order prohibiting consummation of the Star Acquisition; (vi) the representations and warranties of the Company and Star Management Services set forth in the Star Agreement remaining true and correct in all material respects as of the closing of the Star Acquisition;
(vii) the Company and Star Management Services having performed in all material respects each of their respective obligations required to be performed at or prior to the closing of the Star Acquisition; and (viii) the satisfaction or waiver of certain additional conditions. The Company believes that unless it raises a minimum of $15 million in private equity or debt, it will be unable to consummate the Star Acquisition. Further, although the Company has engaged a placement agent to arrange for placement of additional loan or debt financing, a contemplated over advance facility, and subordinated debt with qualified lenders in order to meet the requirements for the Loan Financing, there can be no assurance that the Company will be able to obtain the Loan Financing on commercially reasonable terms or at all. In addition, there can be no assurance that the Company and Star Management Services will be able to satisfy in a timely manner any of the other conditions precedent to closing the Star Acquisition.

            The Star Agreement may be terminated at any time by mutual agreement of the parties. The Star Agreement may also be terminated by either party if (i) there is a material breach of the Star Agreement by the other party which has not been cured or waived prior to the closing date thereunder, or (ii) the Star Acquisition has not been consummated on or before August 31, 1997 through no fault of either party. In the event that the Star Agreement is terminated for any reason or if the parties fail to satisfy or waive all of the conditions set forth therein, the Star Acquisition will not be completed and the Company will not obtain the growth in revenues, operating leverage and cross-selling opportunities anticipated to result from the Company's business combination with Star. In addition, the failure of the Company to acquire Star will substantially increase the Company's need to pursue other acquisitions as a means of achieving growth and preserving its ability to compete effectively in the marketplace, may jeopardize the Company's ability to maintain most favorable volume discount status with IBM, and may otherwise materially adversely affect the Company's business, financial condition and results of operations. See "Industry Consolidation; Ability to Maintain Most Favorable Volume Discount Status," "Uncertainty of Future Acquisitions and Expansion" and "Substantial Competition" below.

            In the event that the Star Agreement is terminated by any party as a result of the breach of or failure to satisfy a condition to closing under the Star Agreement, the party which has committed such breach or failed to satisfy its conditions to closing will be required to pay the other party a break-up fee of $1,000,000 (in the case

                                    10 of 18
of a breach or failure by the Company; provided, however, that the break-up fee will be $500,000 if the Company is unable to close because the stockholders of Star would not waive the condition with respect to the Company's obtaining financing pursuant to terms that do not require repayment of principal during the first 24 months after closing) or $500,000 (in the case of a breach or failure by Star). Among other things, the Company's inability to obtain the Loan Financing in a timely manner would result, subject to certain exceptions, in the Company's obligation to pay such a break-up fee.

            The Star Agreement provided that the Star Acquisition was to close on or before July 31, 1997. However, due to the Company's desire to obtain optimal financing for the Star Acquisition, the Company requested that the stockholders of Star agree to an amendment of the Star Agreement, to provide that the Star Acquisition shall close on or before August 31, 1997. This amendment was granted by letter of July 22, 1997 and, among other conditions, required the Company to pay $500,000 in additional consideration for this 30-day extension ($250,000 of which payment may be credited against any break-up fee due from the Company if the transaction fails to close).

            INTEGRATION RISKS RELATING TO STAR ACQUISITION. The Company's ability to achieve the anticipated benefits of the Star Acquisition will depend in part upon whether the integration of the businesses of the Company and Star is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of the two businesses will require, among other things, integration of the Company's and Star's respective management and sales personnel, coordination of their sales and marketing efforts, conversion of Star's computer system (including inventory, order entry and financial reporting) to the Company's system, and integration of the businesses' products and physical facilities. Among other things, following the Star Acquisition, substantially all of the Company's sales and marketing operations for IBM products will be relocated to Star's current facilities in San Antonio, Texas and will thereafter be managed primarily by former Star personnel. There can be no assurance that such coordination and integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations following the Star Acquisition will require the dedication of management resources which may temporarily divert attention away from the day-to-day business of the combined company. The inability of Management to integrate the operations of the two businesses successfully could have a material adverse effect on the business and the results of operations of the Company. In addition, as commonly occurs with mergers and acquisitions of companies in the technology sector, during the pre-acquisition and integration phases, aggressive competitors may undertake to attract customers and to recruit key employees through various incentives. There can be no assurance that the announcement of the Star Acquisition or the consummation thereof will not materially adversely affect the selling and buying patterns of manufacturers and present and potential customers of the Company and Star Management Services.

            INDUSTRY CONSOLIDATION; ABILITY TO MAINTAIN MOST FAVORABLE VOLUME DISCOUNT STATUS. The systems distribution industry is currently experiencing a consolidation of distributors, which has resulted in the mergers of certain of the Company's major competitors. To the extent that any increased sales volumes resulting from these mergers relate to the products of IBM, these mergers may result in raising the sales volume threshold required to maintain most favorable volume discount status with IBM. In furtherance of its business strategy, and in order to maintain most favorable volume discount status with IBM, the Company has recently completed several acquisitions and is actively engaged in an ongoing search for additional acquisitions. Management believes completion of the Star Acquisition is critical for the Company to achieve the increased sales volumes necessary to protect the Company from any immediate threat to its maintenance of most favorable volume discount status with IBM. Following consummation of the Star Acquisition, the Company intends to continue to seek additional acquisitions of service-oriented and other businesses that are complementary to the Company's business in order to strengthen the Company's business and market position. The Company is also assessing equity investments in related businesses for similar purposes. However, there can be no assurance that the Company will be successful in completing the Star Acquisition or any other future acquisitions or in making any such equity investments. The failure by the Company to complete successfully the Star Acquisition or other additional acquisitions, or to otherwise increase its sales volume through internal growth, could result in the Company's inability to maintain most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on the Company's relationship with IBM, its business, financial condition and results of operations.


                                    11 of 18

            SUPPLIER CONCENTRATION. During the year ended December 31, 1996 and the six months ended June 30, 1997, approximately 50% of the Company's net sales was generated from the sale of products purchased from IBM. On a pro forma basis giving effect to the Star Acquisition, approximately 70% of the Company's net sales was generated from the sale of IBM products during these periods. The Company's business, financial condition and results of operations are dependent upon the Company's relationship with IBM and upon the market for IBM products. Any disruption or change in the Company's relationship with IBM or in the manner in which IBM distributes its products, the failure of IBM to develop new products which are accepted by the Company's customers or the failure by the Company to maintain sufficient sales volumes of certain IBM products to maintain most favorable volume discount status, would have a material adverse effect upon the Company's business, financial condition and results of operations.

            The balance of the Company's net sales is derived from products of a relatively limited number of other suppliers, with approximately 25% derived from systems products manufactured by Data General Corporation, NCR Corporation, and Unisys Corporation. On a pro forma basis giving effect to the Star Acquisition, approximately 15% of the Company's net sales would be derived from systems products manufactured by these three companies. The loss of a major supplier or the interruption of certain supplier relationships, the inability of any of these suppliers to successfully develop, manufacture or sell new products, and any decrease in the sales or market acceptance of these suppliers' products, could materially and adversely affect the Company's business, financial condition and results of operations.

            UNCERTAINTY OF FUTURE ACQUISITIONS AND EXPANSION. Acquisitions have played an important role in the implementation of the Company's business strategy and the Company believes that additional acquisitions are important to the Company's growth, development and continued ability to compete effectively in the marketplace. Prior acquisitions and investments, and the Company's current efforts to complete the Star Acquisition, have placed substantial demands on the Company's management and financial resources. The integration of the acquired companies' operations have on occasion been slower, more complex and more costly than originally anticipated. There can be no assurance that the combined companies will realize the full cost savings or revenue enhancements the Company expects to realize as a result of the recent acquisitions (or the Star Acquisition) and the consolidation of certain of the operations of the acquired companies (or of Star) or that such savings or enhancements will be realized at the points in time currently anticipated. Furthermore, there can be no assurance that any cost savings which are realized will not be offset by increases in other expenses or operating losses. The Company will encounter similar uncertainties and risks with respect to any future acquisitions and investments it may make.

            The Company evaluates potential acquisitions and investments on an ongoing basis. No assurance can be given as to the Company's ability to compete successfully at favorable prices for available acquisition or investment candidates or to complete future acquisitions and investments, or as to the financial effect on the Company of any acquired businesses or equity investments. Future acquisitions and investments by the Company may involve significant cash expenditures and may result in increased indebtedness and interest and amortization expense and/or decreased operating income, any of which could have a material adverse effect on the Company's future operating results. If businesses are acquired through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced and stockholders may experience additional dilution. Should the Company be unable to implement successfully its acquisition and investment strategy, its business, financial condition and results of operations could be materially and adversely affected.

            MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. Since the sale of its semiconductor business in July 1995, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. In addition, consummation of the Star Acquisition is expected to increase the Company's employee base by approximately 140 persons presently employed by Star. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls, and expand, train, motivate, retain and manage its employee base. There can be no assurance that the Company will be able to manage its growth effectively, and failure to do so (with or without giving effect to the Star Acquisition) could have a material adverse effect on the Company's business, financial condition and results of operations.

                                    12 of 18

            The Company's future success depends in part on the continued service of its key sales, marketing and executive personnel, and its ability to identify and hire additional personnel. Following the Star Acquisition, sales of the Company's IBM product line will be managed primarily by personnel presently employed by Star Management Services, and the Company's future success with respect to such sales will depend on the continued service and competent performance of such personnel. Competition for qualified sales, marketing and executive personnel is intense and there can be no assurance that the Company can retain and recruit adequate personnel to operate its business. The loss of key personnel, with or without giving effect to the Star Acquisition, could have a material adverse effect on the Company's business and operating results. The Company does not maintain key man insurance on any of its employees.

            SUBSTANTIAL COMPETITION. The Company competes with national, regional, and local distributors such as Dickens Data Systems, Inc., Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., Star Management Services, Inc. (prior to the Star Acquisition), SupportNet, Inc. and, in some limited circumstances, competes with its own vendors. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Competitors which are larger than the Company may be able to obtain pricing and terms from vendors that are more favorable than the pricing and terms accorded to the Company. As a result, the Company may be at a disadvantage when competing with these larger companies.

            FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; POTENTIAL FUTURE DILUTION. The Company's operations to date have required substantial amounts of capital and as a result the Company maintains a line of credit secured by substantially all of the Company's assets. In order to pursue the Company's expansion, acquisition and investment strategy, the Company will need to obtain additional financing. In particular, the Company will need to obtain the Loan Financing and other financing arrangements in order to complete the Star Acquisition. In addition, depending upon the final terms and conditions of the Loan Financing, the Company may be required to refinance its credit facility with ICC with one or more alternate lenders, and there can be no assurance the Company will be able to complete such refinancing on commercially reasonable terms or at all. Although the Company believes it has sufficient funds, or alternate sources of funds, to carry on its business as presently conducted through 1997, the Company will need to raise additional amounts through public or private debt and/or equity financings (including the Star Acquisition and other possible acquisitions and investments). There can be no assurance that additional financing of any type will be available on acceptable terms, or at all and failure to obtain such financing, if necessary, could adversely affect the Company's business, financial condition and results of operations.

            SUBSTANTIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS. The Company has, and upon closing of the Star Acquisition will continue to have, substantial indebtedness. As of June 30, 1997, on a pro forma basis after giving effect to the closing of the Star Acquisition, the Company would have had total indebtedness, including current maturities, of $96.7 million.

            The Company's high level of debt and debt service requirements will have several important effects on its future operations, including the following: (i) the Company will have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse general economic and industry conditions and competition; (ii) the Company's leveraged position will increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in loan agreements relating to the Company's indebtedness will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase any preferred or common stock; and
(iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. Any default under the documents governing indebtedness of the Company could have a significant adverse effect on the market value of the Company's stock.

                                    13 of 18

In addition, certain of the Company's competitors currently operate on a less leveraged basis and may have greater operating and financing flexibility than the Company.

            FLUCTUATIONS IN OPERATING RESULTS. The Company's past operating results have been, and its future operating results (with or without giving effect to the Star Acquisition) will be, subject to fluctuations from quarter to quarter and on an annual basis due to a variety of factors, including, without limitation, the cost and effect of acquisitions, the addition or loss of a key supplier or customer, price competition, changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs, and changes in the supply and demand for mid-range computer systems, peripheral equipment, software and related services. Operating results (with or without giving effect to the Star Acquisition) could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for computers, and order cancelations or rescheduling. In addition, a substantial portion of the Company's (and, to a lesser extent, Star's) sales are made in the last few days of a quarter. Accordingly, the Company's quarterly results of operations are difficult to predict and delays in the closings of sales near the end of a quarter could cause quarterly revenues to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. The Company's future operating results (with or without giving effect to the Star Acquisition) are expected to fluctuate as a result of these and other factors, which could have a material adverse effect on the Company's business, operating results and financial condition.

            SEASONALITY. While the Company's business is not generally affected by seasonal trends, its business (with or without giving effect to the Star Acquisition) is influenced by trends affecting its suppliers and customers. For example, the Company's largest vendor, IBM, sells approximately 40% of its products in the last calendar quarter, which in the future could have an effect on the Company's revenues from quarter to quarter. Due to the Company's recent significant growth through acquisitions, and IBM's recent prominence as a supplier to the Company, the Company has not yet experienced any material seasonal variations in its operating results, but such seasonal variations may occur in the future, and could have a material adverse effect (with or without giving effect to the Star Acquisition) on the Company's business, operating results and financial condition.

            RAPID TECHNOLOGICAL CHANGES, PRICE REDUCTIONS AND INVENTORY RISK. The market for products sold by the Company and by Star is extremely competitive and is characterized by declining selling prices over the life of a particular product and rapid technological changes. Since the Company acquires inventory in advance of product shipments, and because the markets for the Company's products are volatile and subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and stock excessive or insufficient inventory of particular products. Although the Company has stock rotation rights and price protection with certain vendors permitting it to return discontinued products, or to receive price protection (should the vendor reduce the price of product that is already in the Company's inventory) in the form of cash refunds or credits for the purchase of additional product, if the Company is forced to sell its inventory for less than its targeted or traditional margins it could have a material adverse effect upon the Company's financial condition and results of operations. The markets in which the Company and Star compete currently are subject to intense price competition and the Company expects additional price and product competition as other companies enter these markets and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect (with or without giving effect to the Star Acquisition) the Company's business, financial condition and results of operations.

            CREDIT FACILITY AGREEMENT LIMITATIONS. The Company's credit facility agreement with ICC is structured to provide, among other things, favorable financing for the purchase of IBM products, and provides a limited amount of additional financing to carry the inventory of third-party products. The Company presently has no other facility for financing the purchase of products from third parties. While the ICC facility is adequate for the Company's present purchases of products of third-party vendors, if the Company increases the purchase of such products (as it anticipates doing following the Star Acquisition), it may need to obtain additional inventory financing, in which case it will need to obtain a modification, waiver or replacement of its credit facility agreement with ICC (which is presently secured by all of the assets of the Company, including all inventory purchased from third-party vendors). Moreover, in connection with the efforts to obtain the Loan Financing, the Company may

                                    14 of 18
be required to refinance the ICC credit facility with one or more alternate lenders. There can be no assurance that such additional or replacement financing will be available to the Company when needed or on acceptable terms, or that ICC will consent to modifying the current credit facility agreement in order to allow such alternate financing. In addition, in the event the ICC credit facility is refinanced in connection with completing the Star Acquisition, there can be no assurance that any replacement financing obtained by the Company will be on terms as favorable to the Company as the ICC facility with respect to the purchase and carrying of inventory and other matters.

            The Company's credit facility agreement with ICC also currently requires that the Company obtain the consent of ICC prior to incurring any additional indebtedness. The Company's credit facility with ICC is not sufficient to provide the necessary funding for the Star Acquisition or other future acquisitions contemplated by the Company's business plan. Accordingly, the Company will need to pursue alternate sources of debt and/or equity financing in order to provide the funds required by its business plan, and will need to obtain the consent of ICC to the incurrence of any additional indebtedness. In particular, the Company will require the consent of ICC to the incurrence of the Loan Financing (or the ICC credit facility will need to be refinanced) in order to complete the Star Acquisition. While the Company has no reason to believe that ICC will withhold its consent to the Loan Financing or other financing arrangements, there can be no assurance that the Company will obtain such consent. Failure to obtain such consent and/or to obtain an alternate credit facility which will allow the Company to incur additional indebtedness in an amount sufficient to achieve the goals set forth in the Company's business plan could have a material adverse effect upon the Company's business, financial condition and results of operations.

            EXTENSION OF CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL. The Company sells products to a broad geographic and demographic base of customers, extends trade credit, and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. Both historically and on a pro forma basis, no single customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1996 and June 30, 1997. Should the Company's customers increase the rate at which they default on payments due to the Company, and should the Company be unable to collect such amounts, it could have a material adverse effect upon the Company's business, financial condition and results of operations.


                                    15 of 18

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

          None.

Item 5    Other Information.
          -----------------

          None.

Item 6    Exhibits and Reports on Form 8-K.
          --------------------------------

          A.          Exhibits

          11.1        Computation of Net Income Per Share

          27          Financial Data Schedule

          B.          Reports on Form 8-K.

          A Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission"), on April 1, 1997, related to the Registrant's acquisition of Target Solutions, Inc.

          A Current Report on Form 8-K, filed with the Commission on June 5, 1997, as amended on Form 8-K/A Amendment No. 1, filed with the Commission on June 19, 1997 and as amended on Form 8-K/A Amendment No. 2, filed with the Commission on July 16, 1997, related to the acquisition of the mid-range computer systems distribution business of Star Management Services, Inc.

                                    16 of 18

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant:

                                       WESTERN MICRO TECHNOLOGY, INC.



Dated:  August 14, 1997                By         /s/ P. Scott Munro
                                          --------------------------------------
                                                      P. Scott Munro
                                           Chief Executive Officer and President




Dated:  August 14, 1997                By         /s/ James W. Dorst
                                          --------------------------------------
                                                      James W. Dorst
                                                  Chief Financial Officer


                                    17 of 18

                                INDEX TO EXHIBITS


  EXHIBIT                                                                  PAGE
  -------                                                                  ----

   11.1         Computation of Net Income Per Share


    27          Financial Data Schedule



                                    18 of 18