Form 10-Q/A
period 1997-06-30
WESTERN MICRO TECHNOLOGY INC /DE
filed 1997-08-15
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                AMENDMENT NO. 1


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



  EXHIBIT
  -------


   11.1         Computation of Net Income Per Share


    27          Financial Data Schedule



                                    18 of 18