Form 10-Q/A
period 1997-06-30
WESTERN MICRO TECHNOLOGY INC /DE
filed 1997-08-15
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                 AMENDMENT NO. 2


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



                                     1 of 4

PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K.
          --------------------------------

          A.          Exhibits


          11.1+       Computation of Net Income Per Share

           27         Amended Financial Data Schedule

----------
+    Previously Filed.


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


                                     2 of 4

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant:

                                       WESTERN MICRO TECHNOLOGY, INC.




Dated:  August 15, 1997                By         /s/ P. Scott Munro
                                          --------------------------------------
                                                      P. Scott Munro
                                           Chief Executive Officer and President




Dated:  August 15, 1997                By         /s/ James W. Dorst
                                          --------------------------------------
                                                      James W. Dorst
                                                  Chief Financial Officer


                                     3 of 4

                                INDEX TO EXHIBITS



  EXHIBIT
  -------

   11.1+         Computation of Net Income Per Share

    27           Amended Financial Data Schedule

----------
+   Previously Filed.


                                    4 of 4