Form 10-K/A
period 1996-12-31
WESTERN MICRO TECHNOLOGY INC /DE
filed 1997-09-19
CIK 715842

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K
(Mark One)


/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended .....................................December 31, 1996


                                       OR


/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from ____________________ to ____________________


                         Commission File Number 0-11560
                                                -------

                         WESTERN MICRO TECHNOLOGY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                94-2414428
       -----------------------------         ----------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

  254 E. Hacienda Avenue, Campbell, CA                     95008
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)
             (408) 379-0177
     (Registrant's telephone number,
          including area code)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                         WESTERN MICRO TECHNOLOGY, INC.
                             INDEX TO 1996 FORM 10-K

Item No.                                                                   Page
--------                                                                   ----

PART I.........................................................................1
    ITEM 1.   BUSINESS.........................................................1
    ITEM 2.   PROPERTIES.......................................................8
    ITEM 3.   LEGAL PROCEEDINGS................................................9
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............9

PART II...................................................................... 10
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS............................................ 10
    ITEM 6.   SELECTED FINANCIAL DATA........................................ 11
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................... 12
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 16
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................ 33

PART III..................................................................... 34
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 34
    ITEM 11.  EXECUTIVE COMPENSATION......................................... 36
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................... 38
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 40

PART IV...................................................................... 41
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K............................................................ 41


                           --------------------------


      When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain of such risks, see "Business--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Western Micro Technology, Inc. (the "Company") undertakes no obligation to publicly release updates or revisions to these statements.

                                     PART I

ITEM 1.   BUSINESS
          --------

      EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND THE COMPANY'S PLANS AND EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "--FACTORS THAT MAY AFFECT FUTURE RESULTS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

GENERAL

      Western Micro Technology, Inc. is a value-added distributor and reseller of commercial mid-range computer systems (files servers and workstations), peripheral equipment and a full range of storage products and software. The Company also integrates and configures personal computers, workstations and small servers, as well as provides and remarkets installation and technical support services. Management believes the Company is one of the top ten resellers of all International Business Machines Corporation ("IBM") mid-range systems and one of the top four resellers of IBM's RS/6000 mid-range computer systems. In 1996, the Company had over $44.4 million in sales of IBM mid-range systems, $30.3 million of which were RS/6000 systems. Since the divestiture of its components distribution business in July 1995, the Company has focused upon expanding its mid-range distribution and reseller business through a combination of acquisitions and internal growth. Whereas sales revenues from the Company's systems business were $21.3 million for the quarter ended September 30, 1995, revenues from this business were $37.8 million for the quarter ended December 31, 1996.

      The Company distributes a focused line of mid-range systems to value-added resellers ("VARs"), industry remarketers ("IRs") and independent software vendors ("ISVs") who incorporate commercial applications software and sell an integrated computer system to end-user customers. Recognizing the consolidation trend in the mid-range distribution industry, the Company commenced its acquisition strategy in December 1994 with the acquisition of First Computer Corporation ("FCC"). Over the past nine quarters, the Company has completed five additional acquisitions. Through its acquisition of International Data Products, LLC ("IDP") in November 1996, the Company initiated its own IR business, buying IBM mid-range systems from IBM under a special program for industry remarketers and reselling them directly to end users. In addition, the Company offers its personal computer and workstation customers a single source for their hardware, software and service needs through its Computer and Peripherals Group ("CPG"). The end users of the Company's systems represent a wide variety of industries including financial, instrumentation, telecommunications, computer, industrial and consumer products. In 1996 the Company had approximately 1,000 customers, none of which represented more than 7% of the Company's net sales.

BUSINESS STRATEGY

      The Company's objective is to improve upon its position as a leading value-added distributor and service provider of commercial mid-range computer systems, peripherals and related products. The Company's strategy for achieving this objective is to increase its sales revenues, leverage its expanding customer base and achieve growth in the higher-margin service segment of its business. To implement this strategy, the Company intends to:

      PURSUE AND EFFECTIVELY INTEGRATE STRATEGIC ACQUISITIONS. The Company has been an aggressive participant in the mid-range system distribution channel consolidation, completing five acquisitions since December 1994. These transactions increased product and services offerings, enhanced presence in major domestic markets and improved the infrastructure of the existing business. The Company intends to capitalize on continuing industry consolidation by actively seeking complementary acquisitions which can add sales, improve operating leverage, provide experienced personnel, broaden its services offerings and strengthen the Company's presence in targeted markets. As consolidation continues and the number of smaller, independent mid-range distributors declines, the Company anticipates shifting its focus to the acquisition of complementary network service providers. These businesses, which provide network configuration, installation and maintenance services, would allow the Company to expand the higher-margin services segment of its business. Management believes that these acquisition opportunities are currently and will continue to be available as there are still a significant number of smaller, regional independent service providers, the majority of which are privately held with limited access to the working capital necessary for growth.

      ESTABLISH PROPRIETARY LONG-TERM RELATIONSHIPS WITH LARGER CUSTOMERS. Recognizing that limited access to capital has constrained the growth of many national mid-range VARs, the Company's business strategy includes making minority equity investments in a select group of VARs as part of an arrangement whereby the Company will become each VAR's exclusive supplier of products offered by the Company. The Company believes that such investments will enable it to provide needed growth capital to its customers, capture sales, acquire technical expertise and solidify long-term relationships with these customers. Furthermore, the Company believes it can provide its VARs with favorable pricing and credit terms as well as allow the VARs to participate in a larger network of potential customers and services to which the Company has access.

      EXPAND AND STRENGTHEN VENDOR RELATIONSHIPS. The Company believes that much of its success comes from its strong relationships with a relatively small number of vendors. The Company continuously enhances its vendor relationships by aggressively pursuing co-marketing efforts, actively participating in advisory councils and customer groups and maintaining strong relationships with key vendor executives. The Company was recently named an IBM Premier Business Partner, a distinction awarded only to the top 2% of IBM's partners and affiliates. The Company continually reviews its vendor mix and identifies new vendors that the Company believes offer the best long-term supplier prospects. The Company plans to continue to selectively add to its base of vendors.

      INCREASE ITS SALES OF HIGHER-MARGIN, VALUE-ADDED SERVICES. As the trend toward outsourcing continues, the Company believes it has the opportunity to capitalize on this higher-margin segment of its business by providing more value-added services to its customer base. The Company intends to increase the quantity and quality of value-added services offered by acquiring and integrating companies that have a significant service component to their business. Management believes that by offering customers a variety of configuration, installation and maintenance services, the Company will permit its customers to focus on their core competencies, limit their investment in working capital and improve product quality. In addition, the Company intends to focus on expanding the value-added assembly portion of its business. The Company believes it can often provide these services at lower costs than customers would incur on their own, due to the Company's purchasing efficiencies and trained technical support staff, while typically earning higher gross margins for the Company than are achieved by pure system distribution sales. Moreover, value-added services enhance the Company's relationships with customers, who come to rely on the Company's expertise and efficiency in providing services.

      CONTINUE TO FOCUS ON MIDDLE-TIER VALUE-ADDED RESELLER AND INDEPENDENT SOFTWARE VENDOR CUSTOMERS. While manufacturers such as IBM have been pushed by their cost structures to pursue larger orders and sell direct only to larger customers, the Company has focused on reselling systems to VARs which sell to small- and medium-sized end users. These VARs generally do not have the purchasing power to buy direct from manufacturers and cannot be served by manufacturers on a cost-effective basis because they often require substantial technical product assistance, while ordering a relatively small number of mid-range systems. Consequently, they must rely on distributors to source their mid-range systems requirements. Moreover, the Company believes that much of the growth experienced by the mid-range systems industry is driven by the formation of, and innovation by, smaller, entrepreneurial VARs, which continually provide a growing customer base for distributors, resulting in additional sales for the Company.

DISTRIBUTION AND SERVICES

      The Company's revenues are derived primarily from two business divisions: the Mid-Range Systems Division and the Computer and Peripherals Group ("CPG").

      MID-RANGE SYSTEMS DIVISION. The distribution of mid-range computer systems in 1996 accounted for approximately 75% of the Company's net sales. Products distributed include mid-range servers, peripheral equipment and software. Within this division, the Company represents four major manufacturers, IBM, Data General, NCR and Unisys. In 1996, approximately 50% of the Company's net sales came from mid-range and other products manufactured by IBM and 25% from net sales related to its other vendors. The Company's IBM product line includes the RS/6000 and AS/400 systems, with the substantial majority of sales generated from the RS/6000 product line. Recently, the Company was named as one of a handful of distributors to qualify for IBM's Authorized Assembly Program ("AAP"). This program allows the Company to utilize its integration facilities to assemble custom RS/6000 configurations, allowing for shorter delivery times to customers and a reduction in required inventory levels of preconfigured systems.

      COMPUTER AND PERIPHERALS GROUP. Management believes that the national trend toward outsourcing of value-added integration and light manufacturing services represents a continuing growth opportunity for the Company. In fiscal 1996, CPG contributed approximately 25% of the Company's net sales at gross margins ranging from 17% to 25%. With the acquisition of Star Technologies, Inc. ("STI") in November 1996, the Company increased its commitment to future growth in this area. STI possesses significant expertise in "turnkey" systems assembly of personal computers. The Company believes its new state-of-the-art integration and sales facility in Irvine, California (which will commence operations in May
1997) will provide additional integration capacity and corporate presence in the important Southern California market. The Company intends to offer its personal computer and workstation customers a single source for their hardware, software and service needs and to make available to such customers a wide range of pre- and post-sales support from its technical support group.

      The Company's principal customers for Company-assembled personal computers and workstations are OEMs, who market the systems under their own label, or under the Company's private-brand name, "Antares(R)." The Company also markets personal computers and related products to large corporate purchasers, but does not sell to individual or retail customers. It is anticipated that as a result of the STI acquisition, the Company will be able to offer Company-assembled smaller systems along with the significant number of mid-range servers it currently sells.

      The Company currently provides CPG services from its integration centers in Campbell and Irvine, California. The Company's Northern California integration facility has been evaluated for ISO 9000 certification, with the Irvine facility slated for evaluation for such certification in the near future.

SALES AND MARKETING

      The Company focuses on selling and marketing a relatively small number of high quality mid-range systems and integrated products. The Company's sales, sales support, and product management organizations are organized by vendor into autonomous business units that sell and support only products offered by that particular vendor. This focused selling organization is preferred both by customers and manufacturers. The Company believes its customers require sales support from sales professionals who are dedicated to a particular vendor and who can provide technical support on the increasingly complex servers and systems offered by the Company's mid-range vendors. The Company also believes that manufacturers prefer to have dedicated distributors who are focused solely on their products and are not marketing a competing vendor's product line.

      Sales are coordinated by sales managers and product managers whose responsibilities include supplier and product selection and pricing. Compensation for sales and marketing personnel is based primarily on attainment of specified gross profit margins, return on assets and inventory turns.

      As of December 31, 1996, the Company had approximately 52 direct sales personnel. The Company has a national geographic presence with major sales offices in Campbell and Irvine, California, Colorado Springs, Colorado, Burr Ridge, Illinois, Framingham, Massachusetts and San Antonio, Texas. The Company's current customer base is concentrated in the West and Midwest. The Company's sales offices are supported by a centralized marketing department located in Burr Ridge, Illinois (a suburb of Chicago).

OPERATIONS

      MID-RANGE SYSTEMS DIVISION. The principal goal of the Company's distribution business is to provide customers with rapid, accurate delivery of products as well as to provide quality configuration and technical support. The Company utilizes a computerized system of inventory control to assist in marketing its products and to coordinate purchases from manufacturers. Every location and employee is linked through the Company's wide area network ("WAN") to provide detailed inventory status, sales information, a complete on-line operations guide (with detailed process descriptions and flowcharts) and current and potential customer prospect information.

      COMPUTER AND PERIPHERALS GROUP. The Company offers its customers a wide variety of value-added systems integration services ("turnkey" systems assembly of personal computers, workstations, hardware and software "bundling," and light manufacturing). The Company also provides its personal computer and workstation customers a single source for hardware, software, and service needs and makes available to such customers a wide range of pre- and post-sales support from its technical support group. In addition to building state-of-the-art workstations, the Company specializes in building systems to specification using older technology, which is in demand by companies seeking fully compatible expansion of installed configurations.

      For both the Mid-Range Systems Division and CPG, the Company's computer system automatically determines price and availability of inventory and can allocate inventory to bills of material (if required). The system instructs warehouse personnel to pull products from specific warehouse locations stored in a manner designed to optimize warehouse usage and ease of retrieval.

      The Company has inventory stocking locations in Irvine and Campbell, California, Colorado Springs, Colorado, Burr Ridge, Illinois and Framingham, Massachusetts. The Company's primary warehouse is located in Campbell, California. In addition, the Company has its major integration facility in Campbell, California, with other integration facilities in Irvine, California, Burr Ridge, Illinois and Framingham, Massachusetts.

VENDORS

      With the sale of the Company's components distribution business in July 1995, the Company made the strategic decision to reduce product lines and concentrate efforts on the major mid-range product vendors. Given the complexity of the mid-range products offered and the technically demanding environments into which many of its servers were sold, the Company believed that focusing its efforts on becoming extremely knowledgeable about products manufactured from a few major vendors would be more efficient and profitable than diffusing resources over a large number of new vendors.

      To become an authorized distributor, the Company typically enters into a non-exclusive agreement with a manufacturer that is cancelable by either party upon 30 to 120 days prior written notice. Several of the franchise agreements with the manufacturers provide that (i) the manufacturer is obligated, in the event the manufacturer cancels the franchise agreement, to repurchase all of the manufacturer's products in the Company's inventory, (ii) the Company has the right to return discontinued products and, up to a specified percentage, current inventory, in exchange for other products, and (iii) the Company has price protection in the form of cash refunds or credits for purchase of additional products, when the prices of products in the Company's inventory have been reduced by the manufacturer.

      The Company currently acts as a distributor for approximately 30 manufacturers of mid-range computer systems, peripheral equipment and software. The major mid-range systems vendors are IBM, Data General Corporation ("Data General"), NCR Corporation ("NCR") and Unisys Corporation ("Unisys") and, for the year ended December 31, 1996, these suppliers accounted for approximately 80% of the Company's net sales (with IBM accounting for approximately 50% of net sales for the same period). CPG offers products from Boca Research, Digi International, Link, Lotus, Sony, Tivoli, Wyse, DTK, Micronics, Hitachi, Platinum, SCO and others.

COMPETITION

      The markets in which the Company competes are extremely competitive and are characterized by rapid technological change and intense price competition. In mid-range systems distribution, the Company competes with national, regional, and local distributors such as Dickens Data Systems, Inc., Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., Star Management Services, Inc., and SupportNet, Inc. In some limited circumstances, the Company competes with its own vendors. For mid-range systems sales made directly to end users, the Company competes with a number of VARs, some of which are customers of the Company's distribution business. In personal computer and workstation systems integration, the Company has a number of national and local competitors.

EMPLOYEES

      As of December 31, 1996, the Company had approximately 180 full-time employees, of whom approximately 135 were in operations, and the balance of whom were in corporate administration. Approximately 70 of the employees engaged in operations were sales personnel, all of whom participate in ongoing training regarding technological advances in their respective areas.

      The Company is not a party to any collective bargaining agreement and considers its employee relations to be good.

SEASONALITY

      Although the Company's business is not seasonal to any material extent, its business is influenced by trends affecting the electronics industry in general and mid-range and personal computer markets in particular. For example, the Company's largest vendor, IBM, sells approximately 40% of its products in the last calendar quarter, which in the future could have an effect on the Company's sales from quarter to quarter.

BACKLOG

      Although the Company receives volume purchase orders, not all such orders will necessarily result in sales, as most orders are subject to revision or cancellation without penalty. Consequently, the Company does not believe that backlog is a meaningful indicator of sales for future periods.

IMPACT OF ENVIRONMENTAL REGULATIONS

      The Company believes that compliance with federal, state, and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material effect upon its capital expenditures, operations, or competitive position.

INSURANCE

      The Company presently has broad insurance coverage including property damage, business interruption, earthquake, general liability, product liability and directors and officers coverage. As a result of reduced availability of certain types of coverage offered by the insurance industry and increased premium costs, the Company may, in the future, be forced or may elect to become self-insured for certain risks.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      INDUSTRY CONSOLIDATION; ABILITY TO MAINTAIN MOST FAVORABLE VOLUME DISCOUNT STATUS. The systems distribution industry is currently experiencing a consolidation of distributors, which has resulted in the mergers of certain of the Company's major competitors. To the extent that any increased sales volumes resulting from the mergers relate to the products of IBM, these mergers may result in raising the sales volume threshold required to maintain most favorable volume discount status with IBM. In furtherance as its business strategy, and in order to maintain most favorable volume discount status with IBM, the Company has recently completed several acquisitions and is actively engaged in an ongoing search for additional acquisitions. The Company intends to continue to aggressively seek acquisitions of businesses that are complementary to the Company's business in order to strengthen the Company's business and market position. However, there can be no assurance that the Company will be successful in completing any future acquisitions and the failure by the Company to successfully complete additional acquisitions would have a material adverse effect on the Company's business, financial condition and results of operations.

      SUPPLIER CONCENTRATION. During the year ended December 31, 1996, approximately 50% of the Company's net sales was generated from the sale of products purchased from IBM. The Company's business, financial condition and results of operations are dependent upon the Company's relationship with IBM and upon the market for IBM products. Any disruption or change in the Company's relationship with IBM or in the manner in which IBM distributes its products, the failure of IBM to develop new products which are accepted by the Company's customers or the failure by the Company to maintain sufficient sales volumes of certain IBM products to maintain most favorable volume discount status, would have a material adverse effect upon the Company's business, financial condition and results of operations.

      The balance of the Company's net sales is derived from products of a relatively limited number of other suppliers, with approximately 25% derived from systems products manufactured by Data General, NCR and Unisys. The loss of a major supplier or the interruption of certain supplier relationships, the inability of any of these suppliers to successfully develop, manufacture or sell new products, and any decrease in the sales or market acceptance of these suppliers' products, could materially and adversely affect the Company's business, financial condition and results of operations.

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

      SUBSTANTIAL COMPETITION. The Company competes with national, regional, and local distributors such as Dickens Data Systems, Inc., Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., HallMark Computer Products, a subsidiary of Avnet, Inc., Sirius Computer Solutions, Inc., SupportNet, Inc. and, in some limited circumstances, competes with its own vendors. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Competitors which are larger than the Company may be able to obtain pricing and terms from vendors that are more favorable than the pricing and terms accorded to the Company. As a result, the Company may be at a disadvantage when competing with these larger companies.

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

      MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. Since the sale of its components distribution business in July 1995, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls, and expand, train, motivate, retain and manage its employee base. There can be no assurance that the Company will be able to manage its growth effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 2.   PROPERTIES
          ----------

      The Company leases all facilities used in its business. The following table summarizes the principal properties occupied by the Company:

                                                               EXPIRATION DATE
                LOCATION                       SQUARE FOOTAGE      OF LEASE
                --------                       --------------  ---------------

ADMINISTRATIVE AND SALES OFFICE:
      Campbell, California....................     35,563            2000
OTHER MAJOR FACILITIES:
      Irvine, California (3)(4)...............     42,000            2004
      Burr Ridge, Illinois (1)(2)(3)(4).......     16,900            2003
      Framingham, Massachusetts (1)(3)(4).....     11,200            2000

----------

(1)  Warehouse; (2) Distribution; (3) Integration Center; (4) Sales Office.

      The Company also leases sales offices in Colorado Springs, Colorado; Atlanta, Georgia; Mt. Laurel, New Jersey; and San Antonio, Texas, which range in size from 500 to 2,500 square feet.

      The Company believes its facilities are suitable for their uses and are, in general, adequate for the Company's current needs. The Company believes that lease extensions or replacement space may be obtained for all of its leased facilities upon the expiration of the current lease terms, in most cases at rates which are not materially higher than those currently in effect.


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

                                       Year Ended December 31,
                      -------------------------------------------------------
                               1996                             1995
                      -----------------------         -----------------------
                         High           Low             High            Low
                         ----           ---             ----            ---
First Quarter         $    7.00      $   4.63         $   7.50       $   4.00
Second Quarter        $   10.75      $   6.50         $   6.38       $   2.25
Third Quarter         $    9.00      $   5.88         $   6.00       $   2.94
Fourth Quarter        $   12.25      $   8.13         $   6.25       $   5.00

      (b) As of February 28, 1997, there were approximately 1,450 beneficial shareholders and 195 shareholders of record. The Company has never paid a dividend and has no current plans to do so.

ITEM 6.   SELECTED FINANCIAL DATA  (in thousands, except per share data)
          -----------------------
                                                                            Year Ended December 31,
                                                -----------------------------------------------------------------------
Income Statement Data                                1996          1995            1994           1993           1992
---------------------                                ----          ----            ----           ----           ----
Net sales                                       $  131,697     $  106,462      $  119,285      $  96,843      $  80,478
Selling, general and administrative
      expense                                       14,123         13,703          16,968         16,768         15,165
Restructuring costs                                    --           3,600              --          1,510             --
Income (loss) from continuing
operations                                           2,614         (5,098)         (1,002)        (1,091)          (385)
Discontinued operations, net of tax                    --              --             387            524            427
Net income (loss)                               $    2,338     $   (5,098)     $     (615)     $    (567)     $      42

Per share:
Income (loss) from continuing
      operations
      -Primary                                  $      .51     $    (1.36)     $    (0.27)     $   (0.31)     $   (0.12)
      -Fully Diluted                                   .50          (1.36)          (0.27)         (0.31)         (0.11)
Income (loss) from discontinued
      operations
      -Primary                                  $      --      $       --      $     0.10      $    0.15      $    0.13
      -Fully Diluted                                   --              --            0.10           0.15           0.12
Net income (loss) per share:
      -Primary                                  $      .51     $    (1.36)     $    (0.17)     $   (0.16)     $    0.01
      -Fully diluted                                   .50          (1.36)          (0.17)         (0.16)          0.01
Number of shares used in per share calculation:
      -Primary                                       4,510          3,756           3,669          3,474          3,320
      -Fully diluted                                 4,663          3,756           3,669          3,474          3,418

                                                                                December 31,
                                                  ----------------------------------------------------------------------
Balance Sheet Data                                    1996          1995          1994           1993           1992
------------------                                    ----          ----          ----           ----           ----
Working capital                                   $    7,448     $    7,312     $  12,334     $   12,021     $   10,836
Net trade accounts receivable                     $   25,943     $   14,258     $  15,170     $   13,365     $   10,035
Inventories                                       $   26,142     $   15,251     $  18,959     $   17,467     $   13,391
Total assets                                      $   63,276     $   35,899     $  37,898     $   34,975     $   27,426
Capital lease obligations, less current portion   $       53     $      117     $      65     $       52     $       96
Shareholders' equity                              $   15,714     $   11,004     $  14,424     $   13,976     $   13,635


      Amounts for 1993 and 1992 have been restated to reflect the 1994 discontinuation of the Testing Division (see Note 7 of the Notes to Financial Statements) and the 1994 acquisition of First Computer Corporation accounted for as a pooling of interests (see Note 11 of the Notes to Financial Statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

      EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND THE COMPANY'S PLANS AND EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ABOVE IN "BUSINESS--FACTORS THAT MAY AFFECT FUTURE RESULTS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

RECENT ACQUISITIONS AND DIVESTITURE TRANSACTIONS

      ACQUISITIONS

      On November 18, 1995, the Company acquired all of the Common Stock of International Parts, Inc. ("IPI"), a privately held company, in exchange for 300,000 shares of the Company's Common Stock. The agreement between the Company and IPI (the "IPI Agreement") contains an earn-out provision which allows for the former IPI shareholders to earn up to an additional 300,000 shares of the Company's Common Stock based on 30% of gross profit dollars generated for certain fiscal year 1996 and 1997 sales (as defined in the IPI Agreement) in excess of $418,550 per quarter. The stock so issued is to be valued at an average of prevailing market closing stock prices at each quarterly payment date. During 1996 the Company issued 39,108 shares, valued at $320,000, related to this earn-out provision. The acquisition has been accounted for as a purchase with the result that IPI operations are included in the Company's financial statements commencing on the date of purchase. In connection with this purchase, the Company has recorded approximately $2,600,000 of goodwill. For the fiscal year ended December 31, 1994, IPI had revenues of approximately $15,200,000, and net income of approximately $90,000.

      On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, in exchange for $1,000,000 in cash and 125,000 shares of the Company's Common Stock. The agreement between the Company and R&D (the "R&D Agreement") contains an earn-out provision which allows R&D to earn up to an additional 125,000 shares of the Company's Common Stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the R&D Agreement) up to a cumulative value of $855,000. As of December 31, 1996, approximately 33,000 shares, at an average price of $9.98 per share, had been earned under this provision. The assets purchased primarily consisted of certain inventories and trade accounts receivable of R&D. The acquisition has been accounted for as a purchase with the result that R&D operations are included in the Company's financial statements commencing on the date of purchase. In connection with this acquisition, the Company recorded approximately $1,400,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of approximately $9,557,000, and net income of approximately $446,000.

      On November 7, 1996, the Company acquired the net assets of Star Technologies, Inc. ("STI"), a privately held company, in exchange for 113,263 shares of the Company's Common Stock (valued at $8.38 per share, for a total consideration of $950,000). The agreement between the Company and STI (the "STI Agreement") contains an earn-out provision which allows STI to earn up to an additional $2,400,000 of the Company's Common Stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the STI Agreement). An additional 89,418 shares were issued by the Company on November 7, 1996 and placed in escrow for this earn-out provision. If STI does not meet the earn-out provision targets, the appropriate number of shares will be returned to the Company. The assets purchased primarily consisted of certain inventories and trade accounts receivable of STI. The acquisition has been accounted for as a purchase with the result that STI operations are included in the Company's financial statements commencing on the date of purchase. In connection with this acquisition, the Company recorded approximately $400,000 of goodwill and other intangible assets. For the year ended June 30, 1996, STI had revenues of approximately $7,500,000, and net income of approximately $40,000.

      On November 29, 1996, the Company acquired the net assets of International Data Products, LLC ("IDP"), a privately held company, for $265,000 in cash and assumed net liabilities of $424,000. The agreement between the Company and IDP (the "IDP Agreement") contains an earn-out provision which allows IDP to earn up to 140,000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


shares of the Company's Common Stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the IDP Agreement). The value of the shares will be based on the average daily closing price of the Company's Common Stock at the end of the earn-out period, December 31, 1998. The assets purchased primarily consisted of certain inventories and trade accounts receivable of IDP. The acquisition has been accounted for as a purchase with the result that IDP operations are included in the Company's financial statements commencing on the date of purchase. In connection with this acquisition, the Company recorded approximately $780,000 of goodwill and other intangible assets. For the year ended December 31, 1995, IDP had unaudited revenues of approximately $4,611,000, and net income of approximately $2,000.

      REPTRON DIVESTITURE

      On July 26, 1995, the Company sold its electronics components distribution assets to Reptron Electronics Inc. ("Reptron"). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. Of the $9,200,000 cash payment, $1,000,000 was held back in escrow for six months to secure certain specified rights in favor of Reptron, as set forth in the purchase agreement. The sale, which was approved by the Company's shareholders, included the Company's semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory-related reserves. Severance and other exit-related charges related to the sale comprised the remaining $1,224,000. In February 1996, approximately $211,000 was distributed from the escrow to the Company and the balance was paid to Reptron. Concurrently with the distribution of the escrow funds, Reptron returned approximately $789,000 of designated assets, valued at historical cost, to the Company. These designated assets were primarily comprised of semiconductor inventories. As of December 31, 1996, the Company did not have any inventory related to the Reptron transaction.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      The Company's net sales and gross profits for the year ended December 31, 1996 were generated entirely from the computer systems distribution business, as the Company sold its components distribution business in July 1995.

      Net sales for the year ended December 31, 1996 of $131,697,000 were 24% higher than net sales of $106,462,000 for the year ended December 31, 1995. Gross profit as a percentage of net sales for the years ended December 31, 1996 and 1995 was 13% and 12%, respectively. Prior period results include semiconductor distribution sales of approximately $28,248,000 and computer system sales of approximately $78,214,000, resulting in a year-to-year 68% increase in computer system sales. Computer system sales rose due to the expansion of the Company's computer systems distribution business, general market demand for mid-range computer systems and the acquisitions of IPI, R&D, STI and IDP. The gross profit percentage increased in 1996 versus 1995 primarily due to the fact that the Company was able to secure increased purchase discounts from its vendors as a result of higher sales volume.

      Selling, general and administrative expense increased 3% in the year ended December 31, 1996 versus the year ended 1995 due to higher labor expense from necessary personnel increases as a result of increased sales, higher depreciation expense as a result of additions to Company infrastructure, and higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expense decreased from 13% in 1995 to 11% in 1996. The decrease is a result of rapid revenue growth, expense management and economies of scale.

      The Company's effective tax rate in 1996 was 11%, versus the statutory rate of 34%. This differential is due primarily to the utilization of net operating loss carryforwards.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

      Selling, general and administrative expense as a percentage of net sales decreased to 13% in the year ended December 31, 1995 from 14% in the year ended December 31, 1994. The decrease in selling, general and administrative expense is due to several factors, of which the most significant is the sale of the Company's component distribution assets and the transfer of employees and infrastructure associated with that business to Reptron. In the management of its ongoing computer systems business, the Company had a reduction in force, consolidated its executive, administrative, distribution and integration facilities into one location, and aggressively cut back controllable sales-related expenses, which included the modification of management compensation plans with such compensation determined in part as a function of return on assets. For the year ended December 31, 1994, the Company recorded a non-recurring, non-cash charge of $393,000 to account for the compensation element of certain First Computer Corporation ("FCC") restricted stock awards exchanged for publicly traded shares of the Company's Common Stock when FCC was acquired on December 1, 1994.

      As a result of the sale of the Company's component distribution assets to Reptron, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to inventory reserves. Severance and other exit-related charges related to the sale comprised the remaining $1,224,000.

      Interest expense decreased 4% in the fiscal year ended December 31, 1995 as compared with the year ended December 31, 1994, mainly due to a decrease in general bank borrowings for the year, as the proceeds received from the sale of the semiconductor distribution assets were used to reduce short-term debt.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the year ended December 31, 1996 totaled $1,017,000 compared to net cash provided by operations of $3,719,000 for the same period in the preceding year. The net use of cash was a result of significant increases in accounts receivable and inventory ($9,648,000 and $9,831,000, respectively), as a result of increased sales volume and acquisitions, which were only partially offset by an increase in accounts payable ($15,591,000). The fiscal year ended December 31, 1995 had positive cash flow from operating activities due to the sale of the component assets to Reptron, which reduced, at the time of sale, accounts receivable and inventory by approximately $9,200,000 and accounts payable by approximately $3,300,000.

      Net cash used in investing activities totaled $2,818,000 for fiscal year 1996 compared to $1,172,000 in the prior year. The investing activities for 1996 consisted of the R&D and IDP asset purchases as well as continuing leasehold, internal computer hardware and software investments made at the Company's headquarters and sales offices.

      Net cash provided by financing activities totaled $3,673,000 during 1996 compared to net cash used of $2,139,000 for 1995. Short-term borrowings increased due to the need to fund increased working capital requirements as a result of increased sales and acquisitions.

      The Company has available a $25,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.25% as of December 31, 1996) plus 1.50%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially all assets of the Company. The facility is renewable annually and contains restrictive covenants which include the maintenance of minimum revenue, profit and tangible net worth ratios, as defined. The Company was not in compliance with the tangible net worth covenant at December 31, 1996. The financial institution granted a waiver for the specific violation. Borrowings under this line of credit were $11,277,000 at December 31, 1996. Based on eligible assets, as of December 31, 1996, the Company had borrowings available of approximately $5,300,000. The weighted average interest rates for the Company's borrowings during 1996 and 1995 were 9.2% and 10.6%, respectively.

      The Company has required substantial working capital to finance accounts receivable, inventories and capital expenditures and has financed its working capital requirements, capital expenditures and acquisitions primarily through borrowings from financial institutions and cash generated from operations. The Company believes that its existing cash and available bank borrowings will be sufficient to fund the Company's operations through the end of 1997. The Company is actively considering other alternatives for raising additional cash including a public or private equity or debt financing or other credit arrangement. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at sufficient levels.

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

                                      COOPERS & LYBRAND L.L.P.



San Jose, California
January 31, 1997

                         WESTERN MICRO TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                                                              December 31,
                                                                                   ------------------------------
                                   ASSETS                                              1996               1995
                                                                                       ----               ----
Current assets:
  Cash                                                                             $         384      $       546
  Trade accounts receivable, net of allowance for doubtful
        accounts of $411 in 1996 and $380 in 1995                                         25,943           14,258
  Inventories                                                                             26,142           15,251
  Other current assets                                                                     2,254            1,705
                                                                                   -------------      -----------
        Total current assets                                                              54,723           31,760

Property and equipment, net                                                                3,276            1,720
  Goodwill, net of accumulated amortization of $293 in 1996 and $12 in
  1995                                                                                     4,937            2,206
Other assets                                                                                 340              213
                                                                                   -------------      -----------

        Total assets                                                               $      63,276      $    35,899
                                                                                   =============      ===========

                                 LIABILITIES
Current liabilities:
  Notes payable                                                                    $      11,277      $     7,040
  Current portion of capital lease obligations                                                58               86
  Accounts payable                                                                        33,956           15,950
  Accrued expenses                                                                         1,984            1,372
                                                                                   -------------      -----------
        Total current liabilities                                                         47,275           24,448

Capital lease obligations, less current portion                                               53              117
Other                                                                                        234              330
                                                                                   -------------      -----------
                                                                                          47,562           24,895

Commitments and contingencies (Notes 4, 9 and 11)

                            SHAREHOLDERS' EQUITY
Preferred stock, without par value:
  Authorized:  10,000,000 shares;
  Issued and outstanding:  none
Common stock, without par value:
  Authorized:  10,000,000 shares;
  Issued and outstanding:  4,488,131 shares in 1996 and 4,009,988
        shares in 1995                                                                   17,959            15,587
Retained deficit                                                                         (2,245)           (4,583)
                                                                                   ------------       -----------
        Total shareholders' equity                                                       15,714            11,004
                                                                                   ------------       -----------

        Total liabilities and shareholders' equity                                 $     63,276       $    35,899
                                                                                   ============       ===========

      The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------

                                                                             Year Ended December 31,
                                                              -------------------------------------------------
                                                                    1996              1995              1994
                                                                    ----              ----              ----
Net sales                                                     $    131,697      $     106,462      $    119,285
Cost of goods sold                                                 114,389             93,416           102,662
                                                              ------------      -------------      ------------
          Gross profit                                              17,308             13,046            16,623

Selling, general and administrative expenses                        14,123             13,703            16,968
Restructuring costs                                                                     3,600
Interest expense                                                       978                850               884
Other income                                                          (407)                (9)              (10)
                                                              ------------      -------------      ------------
          Income (loss) from continuing operations
          before income taxes                                        2,614             (5,098)           (1,219)

Income tax (expense) benefit                                          (276)                                 217
                                                              ------------      -------------      ------------
          Income (loss) from continuing operations                   2,338             (5,098)           (1,002)

Discontinued operations:
     Income from operations, net of income tax                                                              450
     Estimated loss on disposition                                                                          (63)
                                                              ------------      -------------      ------------
          Net income (loss)                                   $      2,338      $      (5,098)     $       (615)
                                                              ============      =============      ============

Net income (loss) per common share:
Continuing operations                                         $       0.50      $       (1.36)     $      (0.27)
Discontinued operations                                                                                    0.10
                                                              ------------      -------------      ------------
          Net income (loss) per share                         $       0.50      $       (1.36)     $      (0.17)
                                                              ============      =============      ============

Number of shares used in per share calculations                       4,663             3,756             3,669
                                                              =============     =============      ============

      The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                            Common Stock                     Retained
                                                ------------------------------------         Earnings
                                                     Shares               Amount             (Deficit)             Total
                                                     ------               ------             ---------             -----
Balances, January 1, 1994                             3,618,076      $        12,831      $        1,145       $     13,976
          Exercise of stock options                      51,513                  150                                    150
          Stock compensation                                                     393                                    393
          Issuance of common stock                       35,004                  254                                    254
          Retirement of shares                           (2,586)                 (61)                (15)               (76)
          Tax benefit from the exercise of
              stock options                                                      342                                    342
          Net loss                                                                                  (615)              (615)
                                                ---------------      ---------------      --------------       ------------

Balances, December 31, 1994                           3,702,007               13,909                 515             14,424
          Exercise of stock options                       7,981                   18                                     18
          Issuance of common stock                      300,000                1,660                                  1,660
          Net loss                                                                                (5,098)            (5,098)
                                                ---------------      ---------------      --------------       ------------

Balances, December 31, 1995                            4,009,988               15,587             (4,583)            11,004
          Exercise of stock options                       92,157                  331                                   331
          Issuance of common stock                       366,789                1,949                                 1,949
          Issuance under employee stock
              purchase plan                               19,197                   92                                    92
          Net income                                                                               2,338              2,338
                                                ----------------     ----------------     --------------       ------------

Balances, December 31, 1996                            4,488,131     $         17,959     $       (2,245)      $     15,714
                                                ================     ================     ==============       ============

      The accompanying notes are an integral part of these financial statements.

                         WESTERN MICRO TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   ----------
                                                                                        Year Ended December 31,
                                                                        -----------------------------------------------------
                                                                              1996               1995               1994
                                                                              ----               ----               ----
Cash flows from operating activities:
      Net income (loss)                                                 $         2,338     $      (5,098)    $          (615)
      Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
         (Gain) loss on disposal of property and equipment                          (11)              (68)                 87
         Depreciation and amortization                                              983               527                 557
         Provision for doubtful accounts receivable                                 120               291                 302
         Provision for restructuring costs                                                          3,600
         Compensation associated with restricted stock grants                                                             393
         Change in assets and liabilities:
              Trade accounts receivable                                          (9,648)              421              (1,819)
              Inventories                                                        (9,831)            2,035              (1,430)
              Other current assets                                                 (478)             (110)                178
              Other assets                                                         (484)             (154)                  4
              Accounts payable                                                   15,591             4,001                (443)
              Accrued expenses and other liabilities                                403            (1,726)               (459)
                                                                        ---------------     -------------     ---------------
                Net cash (used in) provided by operating                         (1,017)            3,719              (3,245)
                   activities                                           ---------------     -------------     ---------------

Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                              (640)
      Acquisitions of property and equipment                                     (2,200)           (1,364)               (575)
      Proceeds from sale of property and equipment                                   22               192
                                                                        ---------------     -------------     ---------------
                Net cash used in investing activities                            (2,818)           (1,172)               (575)
                                                                        ---------------     -------------     ---------------
Cash flows from financing activities:
      Net proceeds (repayments) under notes payable                               3,434            (2,135)              3,087
      Proceeds from exercise of stock options                                       331                18                  74
      Proceeds from employee stock purchase plan                                     92
      Repayment of capital leases and equipment loan                               (184)             (123)                (75)
      Proceeds from equipment loan                                                                    101                 115
      Tax benefit from the exercise of stock options                                                                      342
                                                                        ---------------     -------------     ---------------
                Net cash provided by (used in) financing                          3,673            (2,139)              3,543
                   activities
Net increase (decrease) in cash                                                    (162)              408                (277)

Cash, beginning of year                                                             546               138                 415
                                                                        ---------------     -------------     ---------------

Cash, end of year                                                       $           384     $         546     $           138
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


2.    Property and Equipment:

     Property and equipment consist of the following (IN THOUSANDS):

                                                                         December 31,
                                                          ------------------------------------------
                                                                 1996                     1995
                                                                 ----                     ----
          Computer and office equipment                   $           4,728        $           4,112
          Leasehold improvements                                        682                      812
                                                          -----------------        -----------------
                                                                      5,410                    4,924
          Accumulated depreciation and amortization                  (2,134)                  (3,204)
                                                          -----------------        -----------------
                                                          $           3,276        $           1,720
                                                          =================        =================

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


3.    Notes Payable and Capital Lease Obligations:
      -------------------------------------------

      NOTES PAYABLE:

      The Company has available a $25,000,000 line of credit with a financial institution that bears interest at the financial institution's prime lending rate (8.25% as of December 31, 1996) plus 1.50%. Borrowings under

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

3.    Notes Payable and Capital Lease Obligations (CONTINUED):
      -------------------------------------------

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

      Future minimum rental commitments for all noncancelable operating leases are as follows (IN THOUSANDS):

                Years Ending December 31,
                -------------------------
                           1997                   $        621
                           1998                            567
                           1999                            570
                           2000                            320
                           2001                            139
                        Thereafter                         162
                                                  ------------
                                                  $      2,379
                                                  ============

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


5.    Income Taxes:
      ------------

      The provision for (benefit from) income taxes consist of the following (in thousands):

                                                Federal             State               Total
                                                -------             -----               -----
     1996:
         Current                             $         223      $          53       $         276
         Deferred
                                             -------------      -------------       -------------
                                             $         223      $          53       $         276
                                             =============      =============       =============
     1995:
         Current
         Deferred
                                             -------------      -------------       -------------
                                             $           -      $           -       $           -
                                             =============      =============       =============
     1994:
         Current                             $          41      $                   $          41
         Deferred
                                             -------------      -------------       -------------
                                             $          41      $           -       $          41
                                             =============      =============       =============

      The 1994 provision for income taxes consists of a benefit of $217,000 for continuing operations and a provision of $258,000 for discontinued operations.

      The Company's effective tax expense (benefit) rate differs from the U.S. federal statutory tax rate as follows:

                                                                                 Year Ended
                                                                                December 31,
                                                                        ----------------------------
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
                                                                       ====         ====       ====

      The components of the net deferred tax asset are as follows (IN
      THOUSANDS):

                                                             December 31,
                                               ---------------------------------------
                                                     1996                   1995
Deferred tax assets:
Accounts receivable reserve                    $             93       $            154
Accumulated depreciation                                     83                     61
Uniform inventory capitalization                            248                    119
Inventory reserve                                           314                    475
Other nondeductible reserves                                124                    418
Other                                                       111                    276
Federal and state NOL                                       915                  1,679
Valuation allowance                                      (1,888)                (3,182)
                                               ----------------       ----------------
                                               $              -       $              -
                                               ================       ================

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

                                                                           Options Outstanding
                                                               ---------------------------------------------
                                                  Shares          Number           Price            Total
                                                Available           of              per              (in
                                                for Grant         Shares           Share          thousands)
                                                ---------         ------           -----          ---------
Balances, January 1, 1994                         225,998         305,298       $2.00-$9.25        $   1,158
         Additional shares reserved               150,000
         Options granted                         (635,000)        635,000       $6.00-$8.13            4,288
         Options exercised                                        (51,513)      $2.13-$3.00             (150)
         Options terminated                       294,441        (294,441)      $2.13-$9.25           (2,058)
                                               ----------      ----------                          ---------
Balances, December 31, 1994                        35,439         594,344       $2.00-$8.75            3,238
         Options granted                         (342,500)        342,500       $2.25-$5.63            1,151
         Options exercised                                         (7,981)      $2.00-$2.50              (18)
         Options terminated                       324,375        (324,375)      $2.25-$8.25           (1,869)
                                               ----------      ----------                          ---------
Balances, December 31, 1995                        17,314         604,488       $2.00-$8.75            2,502
         Additional shares reserved               400,000
         Options granted                         (441,000)        441,000       $5.00-$10.34           3,367
         Options exercised                                        (92,157)      $2.00-$6.13             (331)
         Options terminated                        23,750         (23,750)      $3.38-$8.25             (108)
                                               ----------      ----------                          ---------
Balances, December 31, 1996                            64         929,581       $2.00-$10.34       $   5,430
                                               ==========      ==========                          =========

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

      The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.


      The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                      Options Outstanding                            Options Exercisable
                    -------------------------------------------------------    ------------------------------------
                                        Weighted Average
                         Number             Remaining            Weighted           Number          Weighted
Range of Exercise   Outstanding at     Contractual Life         Average        Exercisable at       Average
     Prices            12/31/96             (Years)          Exercise Price       12/31/96        Exercise Price
-------------------------------------------------------------------------------------------------------------------
$2.00-$2.75              166,081                8.03              $2.26             55,456            $2.28
$3.38-$5.00              205,000                8.43              $4.26             43,750            $3.90
$5.25-$7.50              284,000                8.86              $5.96             70,000            $5.97
$8.25-$10.34             274,500                9.21              $9.05             18,750            $8.35
                         -------                                                   -------
$2.00-$10.34             929,581                8.72              $5.84            187,956            $4.64
                         =======                                                   =======

      The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                                    Group A                            Group B
                                        ------------------------------     -----------------------------
                                            1996             1995              1996             1995
                                        -------------    -------------     -------------    ------------

Risk-free Interest Rates                    5.17             7.68              5.25             7.64
Expected Life                              5 years          5 years           4 years          4 years
Volatility                                 87.42%           87.42%            87.42%           87.42%


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

      The following pro forma income (loss) information has been prepared following the provisions of SFAS No. 123 (amounts in thousands except per share data):

                                                                        1996                      1995
                                                               ----------------------    ---------------------
          Net income (loss) - pro forma                        $                1,750    $              (5,213)
                                                               ======================    =====================

          Net income (loss) per share - pro forma              $                 0.38    $               (1.39)
                                                               ======================    =====================

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


8.    Supplemental Cash Flow Information (in thousands):
      ----------------------------------

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest and income taxes was:

                                              Years Ended December 31,
                                  --------------------------------------------
                                      1996             1995             1994
                                      ----             ----             ----
     Interest                     $    1,021        $    895         $    762
     Income taxes                 $       66        $                $     37

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


8.    Supplemental Cash Flow Information (in thousands) (CONTINUED):
      ----------------------------------

      SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                               Years Ended December 31,
                                               -------------------------------------------------
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

      Revenue and net income (loss) from the continuing and discontinued operations of the separate companies for the eleven months ended December
      1, 1994 and the year ended December 31, 1993 are presented below:

                                                            Eleven Months
                                                                Ended            Year Ended
                                                             December 1,        December 31,
                                                                1994                1993
                                                               ------              ------
                                                             (unaudited)
Revenue:
Western Micro Technology, Inc.                             $       103,996      $      93,623
FCC                                                                  6,886              6,129
                                                           ---------------      -------------
Combined                                                   $       110,882      $      99,752
                                                           ===============      =============
Net income (loss):
Western Micro Technology, Inc.                             $          (405)     $        (590)
FCC                                                                   (258)                23
                                                           ---------------      -------------
Combined                                                   $          (663)     $        (567)
                                                           ===============      =============


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


13.   Subsequent Event:
      ----------------

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

                         WESTERN MICRO TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


      acquisition, the Company expects to record approximately $2,500,000 of goodwill and other intangible assets. For the year ended December 31, 1996, TSI had unaudited revenues of approximately $16,000,000 with net income of approximately $200,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

      DIRECTORS AND EXECUTIVE OFFICERS.

      (a)   Directors
            ---------

      JAMES J. HEFFERNAN, 55, was elected as a Director of the Company in October 1995. Since January 1996, he has been Chief Financial Officer and a director of US Web Corporation, a franchisor of World Wide Web developers. From March 1995 to January 1996, he was Chief Financial Officer of Interlink Computer Sciences, a software company. Prior to such time, Mr. Heffernan was Chairman of the Board and Chief Financial Officer of Panoramic, Inc., a software company. Panoramic filed for Chapter 11 bankruptcy in May 1991 and all of its assets were sold to Computer Associates, Inc. From June 1994 to June 1995, Mr. Heffernan was a board member of International Microcomputer Software, Inc. From 1987 through 1989, he was Vice President of Finance and Chief Financial Officer of Software Publishing, Inc.

      JEROME A. MARTIN, 56, was elected as a Director of the Company in October 1995 and has been active in the business development of the Company since December 1994. Mr. Martin was President and Chairman of the Board of First Computer Corporation ("FCC"), a systems distributor founded by Mr. Martin in 1976. In December 1994, the Company acquired FCC, which became a wholly-owned subsidiary of the Company.

      P. SCOTT MUNRO, 40, was appointed as a Director of the Company in, and has been the President, Chief Executive Officer and Secretary of the Company since, July 1995. From January 1993 to July 1995, Mr. Munro was President, Computer Systems Division of the Company and from July 1990 to January 1993, he served as Senior Vice President, Computer Systems Division of the Company.

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

      J. LARRY SMART, 49, was elected as a Director of the Company and was appointed as Chairman of the Board in October 1995. He has been Chairman of the Board, President and Chief Executive Officer of StreamLogic Corporation, a data storage company, since July 1995. From March 1994 to February 1995, Mr. Smart was President and Chief Executive Officer of Maxtor Corporation, a data storage company. From July 1991 to February 1995, Mr. Smart was President and Chief Executive Officer of Southwall Technologies, Inc., a materials science company.

      WILLIAM H. WELLING, 63, was appointed a Director of the Company in April 1993. Since September 1989, he has served as Chairman of the Board and Chief Executive Officer of Xiox Corporation, a telecommunications software company. Since September 1983, he has been Managing Partner of Venture Growth Associates partnerships.

      (b)  Executive Officers
           ------------------

      P. SCOTT MUNRO, 40, see "Directors" above.

      JAMES DORST, 42, joined the Company in May 1995 as Chief Financial Officer. From 1994 to 1995, Mr. Dorst was Chief Financial Officer of Accolade, Inc., an entertainment software developer. From 1986 through 1993, he was the Chief Financial Officer of Drypers Corporation, a manufacturer of consumer disposable products. Prior to 1986, he was employed by the public accounting firm of Coopers & Lybrand L.L.P.

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

      (c)  Key Personnel
           -------------

      MICHAEL E. MERRIMAN, 54, was appointed Vice President of Information Technology in September 1996. Mr. Merriman joined the Company in 1994 with the acquisition of First Computer Corporation. As one of the founders of FCC, Mr. Merriman held several positions in his eighteen year tenure, including President. Prior to that, he was an executive officer of a systems consulting firm, Applied Information Development, which he co-founded in 1968.

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

      FRED J. CUEN, 39, joined the Company in January 1996 as General Manager, IBM Business Unit and was appointed Vice President and General Manager, IBM Business Unit in October 1996. Prior to joining the Company, Mr. Cuen was employed by IBM, and held management positions in research, manufacturing, sales and marketing during his 20-year career.


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

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

      The following table provides certain summary information concerning compensation paid to the Company's Chief Executive Officer and to the Company's two other executive officers (the "named executive officers"), for the fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                                                                Compensa-
                                                           Annual Compensation                 tion Awards
                                              ---------------------------------------------    -----------
                                                                                                Securities
                                    Fiscal                                   Other Annual       Underlying        All Other
Name and Principal Position          Year          Salary         Bonus      Compensation        Options        Compensation
---------------------------         ------         ------         -----      ------------        -------        ------------
P. Scott Munro                       1996         $221,286       $122,564        --                125,000              --
  President, Chief Executive         1995          173,660        152,530        --                 60,000              --
  Officer and Secretary              1994          161,234         75,550        --                100,000(1)       $3,414(2)

James W. Dorst                       1996          150,000         47,867        --                 20,000              --
  Chief Financial Officer            1995          100,000         30,640      $20,833(3)           50,000              --

Donald A. Cochrane(4)                1996          150,000         66,384        --                 40,000              --
  Former Senior Vice                 1995          106,980         82,629        --                 37,500              --
  President, Sales and
  Marketing

-------------

(1) Certain of the Company's executive officers received stock options in 1994, which options were subsequently repriced later in the year. The rules of the Securities and Exchange Commission require that both the original option grant and the repriced option be reported as separate grants of stock options. However, since the original options received in 1994 were canceled at the time of repricing, the grantees were entitled only to the amount of the shares covered by the repriced options. See also
      "--Change in Control."
(2) Consists of medical costs covered by the Company's medical reimbursement plan.
(3) Mr. Dorst served as a consultant to the Company until he was hired by the Company in May 1995. During his consultancy with the Company, he was paid
      $20,833.
(4)   Mr. Cochrane became an executive officer of the Company in July 1995.

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 to the Company's named executive officers.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                Potential Realuzable Value at
                             Number of          Percent of                                         Assumed Annual Rates of
                            Securities         Total Options                                    Stock Price Appreciation for
                            Underlying          Granted to      Exercise or                               Option Term(2)
                              Options          Employees in     Base Price      Expiration      -------------------------------
        Name                Granted(#)        Fiscal Year(1)     ($/Share)         Date              5%                 10%
        ----                ----------        --------------    -----------     ----------      ------------      -------------
P. Scott Munro                 40,000(3)               9.6%            $5.00     01/18/06       $  125,778.93     $  318,748.49
                               85,000(4)              20.3%            $9.00     09/27/06          481,104.49      1,219,212.98
James W. Dorst                 20,000(3)               4.8%            $9.00     09/27/06          113,201.03        286,873.64
Donald A. Cochrane             20,000(4)               4.8%            $5.00     01/18/06           62,889.46        159,374.25
                               20,000(3)               4.8%            $9.00     09/27/06          113,201.03        286,873.64

--------------

(1)   Based on options to purchase an aggregate of 421,000 shares of Common
      Stock granted during fiscal 1996.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock.
      The gains shown are net of the



      option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.
(3) These options vest at the rate of twenty-five percent (25%) per year over a four-year period. See also "--Change in Control."
(4) These options vest twenty-five percent (25%) over a four-year period beginning two years from the date of grant. See also "--Change in Control."

      The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1996. The Company's Common Stock price as at the close of business on December 31, 1996 was $12.25.

     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                   Number of Securities                Value of Unexercised
                                  Underlying Unexercised          In-the-Money Options at Fiscal
                                Options at Fiscal Year-End                 Year-End ($)
           Name                  Exercisable/Unexercisable           Exercisable/Unexercisable
           ----                  -------------------------        -------------------------------
P. Scott Munro                        79,218 / 207,500              $633,957.25  / $1,250,625.00

James W. Dorst                        12,500 / 57,500                $125,000.00 / $440,000.00

Donald A. Cochrane                    24,375 / 78,125                $187,500.00 / $553,750.00

--------------

(1) None of the named executive officers exercised options during the fiscal year ended December 31, 1996.


COMPENSATION OF DIRECTORS

      Outside directors (i.e., those who are not employees of the Company) receive an annual retainer of $20,000, plus $750 for each board meeting attended. The Company pays for directors' liability insurance and has entered into indemnification agreements with each its directors.

      At the 1994 Annual Meeting of Shareholders, the Company approved the adoption of the Company's 1994 Stock Option Plan, which was amended at the Company's 1996 Annual Meeting of Shareholders. Among many other benefits, the 1994 Stock Option Plan, as amended, provides for the grant of an option for 10,000 shares of the Company's Common Stock to certain directors who are not employees following their initial election or appointment and an option for 2,500 shares at every regular annual meeting thereafter at which they are elected. The exercise price is the fair market value of the shares on the date of each respective grant and the options vest over a four-year period.

CHANGE IN CONTROL

      Stock options held by the Company's directors and named executive officers under the Company's Stock Option Plans will become fully vested and exercisable following a change in control of the Company. A "change in control" means the occurrence of any of the following events: (i) shareholder approval of a merger or consolidation of the Company with any other corporation resulting in a change in fifty percent (50%) or more of the total voting power of the Company; (ii) shareholder approval of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (iii) any person becomes the beneficial owner of more than fifty percent (50%) of the Company's total outstanding securities.

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment agreement with P. Scott Munro dated January 1, 1996. Pursuant to the terms of the agreement, Mr. Munro receives a base salary of $203,000 per year and is eligible to receive a bonus of up to $125,000 a year (up to $25,000 of which is payable quarterly upon achievement of certain quarterly performance goals and $25,000 of which is payable annually upon achievement of certain annual performance goals). Effective July, 1, 1996, Mr. Munro's base salary was increased to $260,000 and his annual incentive bonus was increased to $30,000. If Mr. Munro is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination. If Mr. Munro is terminated without cause, he will be entitled to receive his base salary for twelve (12) months following his termination. If Mr. Munro's responsibilities are reduced within twelve (12) months following a change in control, as defined above, and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Munro as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

      The Company has entered into an employment agreement with James W. Dorst dated June 12, 1995. Pursuant to the terms of the agreement, Mr. Dorst receives a base salary of $150,000 per year and is eligible to receive a bonus of up to $50,000 per year, subject to achievement of certain performance goals. If Mr. Dorst is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination. If Mr. Dorst is terminated without cause, he will be entitled to receive his base salary for nine (9) months following his termination. If Mr. Dorst's responsibilities are reduced within twelve (12) months following a change in control, as defined above, and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Dorst as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

      The Company entered into an employment agreement with Donald A. Cochrane dated January 1, 1996. Pursuant to the terms of the agreement, Mr. Cochrane receives a base salary of $150,000 per year and is eligible to receive a bonus of up to $70,000 a year (up to $15,000 of which is payable quarterly upon achievement of certain quarterly performance goals and up to $10,000 of which is payable annually based on the achievement of certain annual performance goals). Mr. Cochrane's agreement provides that if he is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination and if he is terminated without cause, he will be entitled to receive his base salary for nine (9) months following his termination. If Mr. Cochrane's responsibilities are reduced within twelve (12) months following a change in control, as defined above, and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Cochrane as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

      The following table sets forth information as to the beneficial ownership of the Company's Common Stock as of March 25, 1997 (unless otherwise indicated), of each person known to the Company to be the beneficial owner of more than five percent (5%) of its Common Stock, without par value, and the number of shares owned by each director, each named executive officer and all executive officers and directors as a group.

                                                              Shares
                                                           Beneficially
     Name of Beneficial Owner(1)                               Owned            Percent
     ------------------------                              ------------         -------

Bernard T. Marren                                            371,400              7.8%
20823 Stevens Creek Blvd., Ste. 400
Cupertino, CA 95014

ROI Capital Management, Inc. ("ROI")                         323,600              6.8%
  and affiliates(2)
One Bush Street, Ste. 1150
San Francisco, CA 94104

Donald A. Cochrane                                            38,723(3)              *

James W. Dorst                                                28,812(3)              *

James J. Heffernan                                             3,125(3)              *

Jerome A. Martin                                              31,842(3)              *

P. Scott Munro                                                87,598(3)           1.9%

K. William Sickler                                            16,875(3)              *

J. Larry Smart                                                17,125(3)              *

William H. Welling                                            16,165(3)              *

All Executive Officers and Directors as a Group              240,264(4)           5.1%
(8 persons)

--------

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

(3) Includes shares purchasable under the Company's Stock Option Plans, as of March 25, 1997 or within sixty (60) days thereafter as set forth below.
      See also "Change in Control" at page 37.



          Donald A. Cochrane:          17,500 shares at $6.00
                                        9,375 shares at $2.25

          James W. Dorst:              12,500 shares at $2.25

          James J. Heffernan:           2,500 shares at $5.63
                                          625 shares at $10.34

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
               --------------------

      The financial statements listed below appear on the pages indicated:

                                                                    Page Number
                                                                    -----------

      Consolidated Balance Sheets, December 31, 1996 and 1995           17

      Consolidated Statements of Operations for the years
      ended December 31, 1996, 1995 and 1994                            18

      Consolidated Statements of Shareholders' Equity for
      the years ended December 31, 1996, 1995 and 1994                  19

      Consolidated Statements of Cash Flows for the years
      ended December 31, 1996, 1995 and 1994                            20

      Notes to Consolidated Financial Statements                        21

           2.   Financial Statement Schedules
                -----------------------------

      The financial statement schedules listed below appear on the pages indicated:

                                                                    Page Number
                                                                    -----------

      Schedule II - Valuation and Qualifying Accounts
      and Reserves                                                      45

      Report of Independent Accountants on Financial Statement
      Schedule                                                          46

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

3.1(d) Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on April 5, 1988, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, is hereby incorporated by reference.

3.2 Amended Bylaws dated June 15, 1994, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, are hereby incorporated by reference.

*10.1 Amended and Restated Incentive and Non-Incentive Stock Option Plan, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.

10.2 Amended and Restated 1994 Stock Option Plan of Western Micro Technology, Inc., filed as Exhibit B to the Company's Definitive Proxy Statement dated May 23, 1994 as filed with the Commission on May 24, 1994, is hereby incorporated by reference.

10.3 Lease for Saratoga, California facility filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 1987 is hereby incorporated by reference.

10.4 Amended Lease for Saratoga, California facility dated January 21, 1992, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.

10.5 Master Lease Commitment dated September 25, 1989 and Supplements 8.01 and 8.02 thereto, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 is hereby incorporated by reference.

10.6 Loan and Security Agreement with CoastFed Business Credit Corporation of California dated January 29, 1992, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.

10.7 Amendment to Loan Documents between the Company and CoastFed Business Credit dated March 27, 1994, filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, is hereby incorporated by reference.

10.8      Lease for Irvine, California facility dated October 29, 1993, filed as
          Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 1993, is hereby incorporated by reference.

Number    Description
------    -----------

*10.9     Promissory Note from Ronald H. Mabry dated March 31, 1994, filed as
          Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994, is hereby incorporated by reference.

*10.10 Employment Agreement between the Company and Ronald H. Mabry dated April 1, 1994, filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994, is hereby incorporated by reference.

10.11 Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated October 1, 1992 filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, is hereby incorporated by reference.

10.12 Business Partner (Redistributor) Agreement between the Company and International Business Machines Corporation dated February 28, 1994 filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, is hereby incorporated by reference.

*10.13 Employment Agreement between the Company and P. Scott Munro dated June 1, 1994 filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, is hereby incorporated by reference.

*10.14 Employment Agreement between the Company and John Ashbaugh dated July 29, 1994 filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, is hereby incorporated by reference.

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

*10.18 Employment Letter between the Company and P. Scott Munro dated January 18, 1996, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

*10.19 Employment Letter between the Company and Donald A. Cochrane dated January 18, 1996, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

*10.20 Employment Letter between the Company and James W. Dorst dated June 12, 1995, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

10.21 Lease Agreement between MP Hacienda, Inc. and the Company dated July 15, 1995, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

10.22 Amendment to Loan Documents dated November 20, 1995 between the Company and Coast Business Credit, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

+10.23 Inventory and Working Capital Financing Agreement dated December 1, 1996 by and between IBM Credit Corporation and the Company, and Amendment #1 thereto.

+10.24 Asset Purchase Agreement dated November 7, 1996 by and among the Company, Star Technologies, Inc. and the Shareholders of Star Technologies, Inc. Schedules to this Agreement omitted from this report will be furnished to the Commission upon request.

+10.25 Asset Purchase Agreement dated November 29, 1996 by and among the Company, International Data Products, LLC, Oliver-Allen Corporation, Inc., International Data Products and Financial, Ltd., Alan M. Bynder and Michael R. Duhaime. Schedules to this Agreement omitted from this report will be furnished to the Commission upon request.

+11.1     Statement re Computation of Per Share Earnings.

+23.1     Consent of Coopers & Lybrand L.L.P.

+24.0     Power of Attorney.

+27.0     Financial Data Schedule.

*         Denotes management compensation plan or arrangement.
+         Filed previously.


         (d)  Financial Statement Schedules
              -----------------------------

      The financial statement schedules listed below appear on the pages indicated.

                                                                     Page Number
                                                                     -----------

         Schedule II - Valuation and Qualifying Accounts and
         Reserves                                                        45

         Report of Independent Accountants on Financial Statement
         Schedule                                                        46



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

                                                                     SCHEDULE II

                         WESTERN MICRO TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)
                                   ----------

                                     Balance at                                                  Balance
                                     Beginning                                                    at End
                                     of Period      Additions(1)    Other(2)   Deductions(3)    of Period
                                     ---------      ------------    --------   -------------    ---------
Year ended December 31, 1994:
Allowance for doubtful accounts          $882           $302                       $791             $393

Year ended December 31, 1995:
Allowance for doubtful accounts          $393           $291        $200           $504             $380

Year ended December 31, 1996:
Allowance for doubtful accounts          $380           $120        $250           $339             $411

----------

(1)     Charged to costs and expenses.
(2)     Reserves related to acquisitions.
(3)     Accounts written off against the reserve.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Shareholders
Western Micro Technology, Inc.:

Our report on the consolidated financial statements of Western Micro Technology, Inc. and its subsidiaries is included on page 16 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 41 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                              COOPERS & LYBRAND L.L.P.


San Jose, California
January 31, 1997

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 18, 1997            REGISTRANT:

                                      WESTERN MICRO TECHNOLOGY, INC.



                                      By           /s/ P. SCOTT MUNRO*
                                         --------------------------------------
                                                     P. Scott Munro
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)



                                      By           /s/ JAMES W. DORST
                                         --------------------------------------
                                                     James W. Dorst
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature and Title                                       Date
           -------------------                                       ----


           /s/ P. SCOTT MUNRO*                                September 18, 1997
----------------------------------------
             P. Scott Munro
                Director


         /s/ JAMES J. HEFFERNAN*                              September 18, 1997
----------------------------------------
           James J. Heffernan
                Director


          /s/ JEROME A. MARTIN*                               September 18, 1997
----------------------------------------
            Jerome A. Martin
                Director


         /s/ K. WILLIAM SICKLER*                              September 18, 1997
----------------------------------------
           K. William Sickler
                Director


           /s/ J. LARRY SMART*                                September 18, 1997
----------------------------------------
             J. Larry Smart
     Director, Chairman of the Board




         /s/ WILLIAM H. WELLING*                              September 18, 1997
----------------------------------------
           William H. Welling
                Director


*By     /s/ JAMES W. DORST
   -------------------------------------
            James W. Dorst
           Attorney-in-Fact