Form 10-Q
period 1997-09-30
WESTERN MICRO TECHNOLOGY INC /DE
filed 1997-11-14
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.    0-11560
                    -------------

                         WESTERN MICRO TECHNOLOGY, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   94-2414428
---------------------------------         ------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


                      254 E. Hacienda Avenue, Campbell, CA
                    ----------------------------------------
                    (Address of principal executive offices)

                                      95008
                                     -------
                                   (Zip Code)

                                 (408) 379-0177
                                ----------------
                         (Registrant's telephone number,
                              including area code)

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

                              YES /X/    NO / /

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 5, 1997
             -----                              -------------------------------
 Common Shares, $0.01 par value                           5,358,221


                                     1 of 21

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the Three and Nine Months
Ended September 30, 1997 and 1996                                             3

Consolidated Balance Sheets at September 30, 1997 and December 31,
1996                                                                          4

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 1997 and 1996                                                   5

Notes to Consolidated Financial Statements                                    6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                        10



PART II - OTHER INFORMATION

Other Information                                                            18

Signatures                                                                   20

Index to Exhibits                                                            21






       When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors That May Affect Future Results" beginning on page 13. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.


                                     2 of 21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         WESTERN MICRO TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                               For the Three Months                        For the Nine Months
                                                Ended September 30,                        Ended September 30,
                                         ----------------------------------         -------------------------------
                                               1997               1996                   1997              1996
                                         ---------------    ---------------         -------------    --------------
Net Sales                                 $       46,139    $        33,940         $     121,975     $      93,921
Cost of goods sold                                39,297             29,443               102,571            81,938
                                         ---------------    ---------------         -------------    --------------
  Gross profit                                     6,842              4,497                19,404            11,983
                                         ---------------    ---------------         -------------    --------------
  Gross profit as % of sales                      14.83%             13.25%                15.91%            12.76%
Selling, general and
administrative expenses                            5,602              3,654                16,205             9,914
                                         ---------------    ---------------         -------------    --------------
  Operating income                                 1,240                843                 3,199             2,069
Interest expense                                     604                242                 1,532               676
Other income                                         131                103                   362               262
                                         ---------------    ---------------         -------------    --------------
Income before income taxes                           767                704                 2,029             1,655
Provision for income taxes                            --                 61                   312               155
                                         ---------------    ---------------         -------------    --------------
  Net income                             $           767    $           643         $       1,717    $        1,500
                                         ===============    ===============         =============    ==============
  Net income per common share            $          0.14    $          0.14         $        0.33    $         0.33
                                         ===============    ===============         =============    ==============
Number of shares used in per
share calculation                                  5,432              4,529                 5,212             4,503
                                         ===============    ===============         =============    ==============


   The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 21

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           September 30,           December 31,
                             ASSETS                                            1997                    1996
                                                                        -----------------        ---------------
                                                                           (Unaudited)
Current Assets:
   Cash                                                                 $           5,112        $           384
   Trade accounts receivable, net of allowance for
     doubtful accounts of $1,301 at September 30,
     1997 and $411 at December 31, 1996                                            66,931                 25,943
   Inventories                                                                     22,721                 26,142
   Other current assets                                                             5,989                  2,254
                                                                        -----------------        ---------------
                     Total current assets                                         100,753                 54,723
Property and equipment, net                                                         4,261                  3,276
Goodwill, net of accumulated amortization                                          59,491                  4,937
Other assets                                                                          781                    340
                                                                        -----------------        ---------------
                                                                        $         165,286        $        63,276
                                                                        =================        ===============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                                        $          19,410        $        11,277
   Current portion of long-term debt                                                8,443                     58
   Accounts payable                                                                65,844                 33,956
   Accrued expenses                                                                 4,687                  1,984
                                                                        -----------------        ---------------
                     Total current liabilities                                     98,384                 47,275
Long-term debt, less current portion                                               22,106                     53
Other                                                                                 148                    234
Commitments and contingencies                                                          --                     --
Shareholders' Equity:
Preferred Stock, $0.01 par value, 10,000,000 shares
  authorized; issued and outstanding: 2,242,500
  Series A and 10 Series B at September 30, 1997                                   19,263                     --
Common Stock, $0.01 par value, 25,000,000 shares
  authorized; issued and outstanding:  5,310,655 at
  September 30, 1997 and 4,488,131 at December 31,
  1996                                                                             25,913                 17,959
Accumulated deficit                                                                  (528)                (2,245)
                                                                        -----------------        ---------------
                  Total shareholders' equity                                       44,648                 15,714
                                                                        -----------------        ---------------
                                                                        $         165,286        $        63,276
                                                                        =================        ===============

   The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 21

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                        -------------------------------
                                                                             1997             1996
                                                                        ---------------   -------------
Cash flows from operating activities:
  Net income                                                             $       1,717     $     1,500
  Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
     Depreciation and amortization                                               1,253             699
     Gain on sale of equipment                                                      --             (22)
     Provision for doubtful accounts receivable                                    372              20
     Changes in assets and liabilities:
         Accounts receivable                                                   (14,449)         (9,533)
         Inventories                                                             6,472            (925)
         Other current assets                                                   (1,817)             80
         Other assets                                                           (2,889)              7
         Accounts payable                                                        2,932           7,433
         Accrued expenses and other                                               (105)            133
                                                                        ---------------   -------------
            Net cash used in operating activities                               (6,514)           (608)
                                                                        ---------------   -------------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                              (36,259)           (662)
  Proceeds from sale of equipment                                                   --              22
  Investments                                                                     (500)             --
  Acquisition of property and equipment                                           (917)         (1,842)
                                                                        ---------------   -------------
           Net cash used in investing activities                               (37,676)         (2,482)
                                                                        ---------------   -------------

Cash flows from financing activities:
  Net proceeds from short-term borrowings                                        3,933           2,773
  Payments on long-term debt obligations                                          (162)           (137)
  Proceeds from exercise of stock options                                           67             315
  Proceeds from employee stock purchase plan                                       260              --
  Proceeds from issuance of long-term debt                                      25,000              --
  Proceeds from issuance of preferred stock                                     19,263              --
  Proceeds from equipment loan                                                     557              --
                                                                        ---------------   -------------
           Net cash provided by financing activities                            48,918           2,951
Net increase (decrease) in cash                                                  4,728            (139)
Cash -- beginning of period                                                        384             546
                                                                        ---------------   -------------
Cash -- end of period                                                    $       5,112     $       407
                                                                        ===============   =============


   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 21

                 WESTERN MICRO TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

Note 1: The unaudited consolidated financial statements, which include the accounts of Western Micro Technology, Inc. and its subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for a full year or for any other period. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1996.

Note 2: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

Note 6: Revenue Recognition and Accounts Receivable: the Company records revenue, net of allowances for estimated returns, at the time of product shipment. To reduce credit risk, the Company performs ongoing credit evaluations and has credit insurance.

Note 7: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (first-in, first-out) or net realizable value.

                                     6 of 21

Note 8: Supplemental Cash Flow Information: Cash paid for interest in the nine-month periods ended September 30, 1997 and 1996 was $1,492,000 and $634,000, respectively. Common stock warrants issued in connection with issuance of long-term debt in the nine-month period ended September 30, 1997 was $1,330,000.

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

Note 11:    On June 3, 1997, the Company entered into a Mentor-Protege
            Agreement with Q.I.V. Systems, Inc. ("QIV"), a Texas-based reseller of mid-range systems and a participant in the Minority Small Business and Capital Ownership Development Program under the Small Business Act. In connection therewith, on June 4, 1997 the Company acquired QIV common stock equal to a 9.99% equity interest in QIV for a purchase price of $500,000 ($100,000 of the purchase price was paid in June of 1997 and the balance was paid in July of 1997). In addition, the Company and QIV entered into an Industry Remarketer Affiliate ("IRA") Agreement pursuant to which QIV was appointed an IRA to sell to end users certain International Business Machines Corportion ("IBM") systems it acquires exclusively from the Company and to sell to end users other computer products and services acquired from the Company.

Note 12: On September 17, 1997, the Company completed the private placement of 1,121,250 units (the "Units"). Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one common stock purchase warrant (which expires in 5 years), par value $0.01 per share, for an aggregate of 1,125,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share for a total purchase price of $19.25 per Unit. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash or Company common stock at the election of the Company and a potential special dividend should the price of the Company's common stock fall below $9.5625 on each anniversary of the private placement. The special dividend may not exceed $1.9125 per share each year. The Series A Preferred Stock is convertible at the option of the Holders, at any time, into common stock of the Company. The conversion price is $9.5625 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price. Subsequent to September 19, 1998, the Company may redeem the Preferred Stock provided that the Company's common stock is trading at one hundred fifty percent (150%) of the conversion price ($9.5625) and the daily trading volume of the Company's stock is in excess of 125,000 shares, as defined. The agreement between the unit holders and the Company requires the Company to register the common stock issuable on conversion of the Preferred Stock or upon exercise of the warrants within one hundred twenty (120) days of the closing of the sale of the Units. Net proceeds totaled approximately $19,300,000. The Company used the proceeds to pay down its line of credit and for general working capital purposes.

Note 13: On September 30, 1997, the Company acquired all of the capital stock of Star Management Services, Inc. ("SMS") for an aggregate of $42,149,535 in cash at closing and 460,000 shares of the Company's common stock. Additional cash payments of $3,675,000 are to be paid on each of the first and second anniversaries of the closing. In addition, the selling stockholders can earn up to an additional $5,000,000 in cash payments based upon attainment of certain performance goals. The acquisition has

                                     7 of 21
            been accounted for as a purchase with the result that SMS operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $49,520,000 of goodwill and other intangible assets. The fair value of assets acquired from SMS were approximately $38,300,000 and liabilities assumed were approximately $34,400,000. SMS is a holding company for a family of companies including Star Data Systems, Inc. dba Sirius Computer Solutions ("Sirius"), a value-added distributor for high technology mid-range solutions in the IBM AS/400 and RS/6000 systems market. Sirius also sells systems directly to end-user customers as an industry remarketer. Prior to the closing of the SMS acquisition, SMS completed a spin-off of the Sirius end-user business as a separate unaffiliated company. Upon acquiring SMS, the distribution arm was renamed Business Partner Solutions, Inc. ("BPS"). Upon completion of the SMS acquisition, BPS became a wholly-owned subsidiary of the Company. For the year ended October 31, 1996, the distribution business of Sirius had revenues of approximately $76,500,000 and income from operations of approximately $5,500,000. The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and SMS (excluding the Sirius end-user business) for the fiscal year ended December 31, 1996 and the nine month period ended September 30, 1997. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the SMS acquisition had been consummated at the beginning of the period presented, nor is it indicative of future operating results.

                                     Nine Months Ended           Year Ended
                                     September 30, 1997       December 31, 1996
                                     ------------------       -----------------
            Net sales                $      229,000,000       $     208,000,000
                                     ==================       =================
            Net income               $        1,400,000       $         673,000
                                     ==================       =================
            Net income per share     $             0.25       $            0.13
                                     ==================       =================


            For purposes of the pro forma combined data, SMS's financial data for its fiscal year ended October 31, 1996 and its nine months ended July 31, 1997 have been combined with the Company's financial data for the fiscal year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. The above amounts do not include pro forma adjustments for sales that would have occurred between the distribution business of SMS and the end-user business if the spinoff of the end-user business had occurred at the beginning of such period presented. Including these sales amounts, pro forma combined net sales would have been approximately $268,000,000 and $247,000,000 for the nine months ended September 30, 1997 and year ended December 31, 1996, respectively, pro forma combined net income would have been $2,400,000 and $1,700,000, respectively and pro forma combined net income per share would have been $0.43 and $0.33, respectively.

Note 14: On September 30, 1997, the Company entered into a note purchase agreement (the "Note Agreement") with Robert Fleming, Inc. and Canpartners Investments IV, LLC, as purchasers (together, the "Purchasers") and Canpartners Investments IV, LLC, as agent for the Purchasers. Pursuant to the Note Agreement, the Company sold $15,700,000 worth of secured notes to the Purchasers, granted to the Purchasers warrants to purchase 400,000 shares of the Company's common stock, and granted to the Purchasers 10 shares of newly authorized and issued Series B Preferred Stock. The notes, which are subordinated to the Company's primary lender, IBM Credit Corporation ("ICC"), bear interest at 13.5%, include an original issue discount, fully earned upon funding, of $700,000 and are due September 30, 2000. The Company may prepay the notes at 107% of the principal balance subsequent to September 30, 1997, 106% subsequent to September 30, 1998 and 105% subsequent to September 30, 1999. On or after March 31, 2000, the Purchasers may request redemption of up to 50% of the notes issued at 100% of the principal amount. The warrants have a purchase price of $7.50 and expire in seven years. On each anniversary the warrant price may be reset to 87.5% of the price, as defined, of the Company's common stock if the price is less than $7.50. The agreement

                                     8 of 21
            between the purchasers and the Company requires the Company to register the common stock underlying the warrants within 120 days of the closing of the Note Agreement. The Series B Stock issued to the purchaser allows the Series B shareholders to elect one member to the Company Board of Directors if there is a default or event of default, as defined, on the Note Agreement. The Note Agreement contains restrictive covenants which include minimum fixed charge coverage ratio, minimum income, minimum consolidated net worth and maximum capital expenditures, as defined. The Company used the proceeds for the SMS acquisition.

Note 15: On September 30, 1997, the Company executed an amendment to its Inventory and Working Capital Financing Agreement ("IWCF") with ICC. Pursuant to the amendment of the IWCF, the Company obtained an additional loan of $10,000,000 to consummate the SMS transaction. The loan bears interest at prime (8.50% as of September 30, 1997) plus 2% and is due in four installments through September 30, 1999. As part of the amendment, the Company granted ICC warrants to purchase 100,000 shares of the Company's common stock. The warrants issued to ICC are the same, in all respects, to the warrants issued to the Purchasers of the Note Agreement.


                                     9 of 21

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

         On June 3, 1997, the Company entered into a Mentor-Protege Agreement with Q.I.V. Systems, Inc. ("QIV"), a Texas-based reseller of mid-range systems and a participant in the Minority Small Business and Capital Ownership Development Program under the Small Business Act. In connection therewith, on June 4, 1997 the Company acquired QIV common stock equal to a 9.99% equity interest in QIV for a purchase price of $500,000 ($100,000 of the purchase price was paid in June of 1997 and the balance was paid in July of 1997). In addition, the Company and QIV entered into an Industry Remarketer Affiliate ("IRA") Agreement pursuant to which QIV was appointed an IRA to sell to end users certain International Business Machines Corporation ("IBM") systems it acquires exclusively from the Company and to sell to end users other computer products and services acquired from the Company.

       On September 17, 1997, the Company completed the private placement of 1,121,250 units (the "Units"). Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one common stock purchase warrant (which expires in 5 years), par value $0.01 per share, for an aggregate of 1,125,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share for a total purchase price of $19.25 per Unit. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash or Company common stock at the election of the Company and a potential special dividend should the price of the Company's common stock fall below $9.5625 on each anniversary of the private placement. The special dividend may not exceed $1.9125 per share each year. The Series A Preferred Stock is convertible at the option of the Holders, at any time, into common stock of the Company. The conversion price is $9.5625 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price. Subsequent to September 19, 1998, the Company may redeem the Preferred Stock provided that the Company's common stock is trading at one hundred fifty percent (150%) of the conversion price ($9.5625) and the daily trading volume of the Company's stock is in excess of 125,000 shares, as defined. The agreement between the unit holders and the Company requires the Company to register the common stock issuable on conversion of the Preferred Stock or upon exercise of the warrants within one hundred twenty (120) days of the closing of the sale of the Units. Net proceeds totaled approximately $19,300,000. The Company used the proceeds to pay down its line of credit and for general working capital purposes.

         On September 30, 1997, the Company acquired all of the capital stock of Star Management Services, Inc. ("SMS") for an aggregate of $42,149,535 in cash at closing and 460,000 shares of the Company's common stock. Additional cash payments of $3,675,000 are to be paid on each of the first and second anniversaries of the closing. In addition, the selling stockholders can earn up to an additional $5,000,000 in cash payments based upon attainment of certain performance goals. The acquisition has been accounted for as a purchase with the result that SMS operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $49,520,000 of goodwill and other intangible assets. The fair value of assets acquired from SMS were approximately $38,300,000 and liabilities assumed were approximately $34,400,000. SMS is a holding company for a family of companies including Star Data Systems, Inc. dba Sirius Computer Solutions ("Sirius"), a value-added distributor for high technology mid-range solutions in the IBM AS/400 and RS/6000 systems market. Sirius also sells systems directly to end-user customers as an industry


                                    10 of 21
remarketer. Prior to the closing of the SMS acquisition, SMS completed a spin-off of the Sirius end-user business as a separate unaffiliated company. Upon acquiring SMS, the distribution arm was renamed Business Partner Solutions, Inc. ("BPS"). Upon completion of the SMS acquisition, BPS became a wholly-owned subsidiary of the Company. For the year ended October 31, 1996, the distribution business of Sirius had revenues of approximately $76,500,000 and income from operations of approximately $5,500,000. The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and SMS (excluding the Sirius end-user business) for the fiscal year ended December 31, 1996 and the nine month period ended September 30, 1997. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the SMS acquisition had been consummated at the beginning of the period presented, nor is it indicative of future operating results.

                              Nine Months Ended          Year Ended
                             September 30, 1997       December 31, 1996
                             ------------------       -----------------
Net sales                    $      229,000,000       $     208,000,000
                             ==================       =================
Net income                   $        1,400,000       $         673,000
                             ==================       =================
Net income per share         $             0.25       $            0.13
                             ==================       =================


         For purposes of the pro forma combined data, SMS's financial data for its fiscal year ended October 31, 1996 and its nine months ended July 31, 1997 have been combined with the Company's financial data for the fiscal year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. The above amounts do not include pro forma adjustments for sales that would have occurred between the distribution business of SMS and the end-user business if the spinoff of the end-user business had occurred at the beginning of such period presented. Including these sales amounts, pro forma combined net sales would have been approximately $268,000,000 and $247,000,000 for the nine months ended September 30, 1997 and year ended December 31, 1996, respectively, pro forma combined net income would have been $2,400,000 and $1,700,000, respectively and pro forma combined net income per share would have been $0.43 and $0.33, respectively.

         On September 30, 1997, the Company entered into a note purchase agreement (the "Note Agreement") with Robert Fleming, Inc. and Canpartners Investments IV, LLC, as purchasers (together, the "Purchasers") and Canpartners Investments IV, LLC, as agent for the Purchasers. Pursuant to the Note Agreement, the Company sold $15,700,000 worth of secured notes to the Purchasers, granted to the Purchasers warrants to purchase 400,000 shares of the Company's common stock, and granted to the Purchasers 10 shares of newly authorized and issued Series B Preferred Stock. The notes, which are subordinated to the Company's primary lender, IBM Credit Corporation ("ICC"), bear interest at 13.5%, include an original issue discount, fully earned upon funding, of $700,000 and are due September 30, 2000. The Company may prepay the notes at 107% of the principal balance subsequent to September 30, 1997, 106% subsequent to September 30, 1998 and 105% subsequent to September 30, 1999. On or after March 31, 2000, the Purchasers may request redemption of up to 50% of the notes issued at 100% of the principal amount. The warrants have a purchase price of $7.50 and expire in seven years. On each anniversary the warrant price may be reset to 87.5% of the price, as defined, of the Company's common stock if the price is less than $7.50. The agreement between the purchasers and the Company requires the Company to register the common stock underlying the warrants within 120 days of the closing of the Note Agreement. The Series B Stock issued to the purchaser allows the Series B shareholders to elect one member to the Company Board of Directors if there is a default or event of default, as defined, on the Note Agreement. The Note Agreement contains restrictive covenants which include minimum fixed charge coverage ratio, minimum income, minimum consolidated net worth and maximum capital expenditures, as defined. The Company used the proceeds for the SMS acquisition.

         On September 30, 1997, the Company executed an amendment to its Inventory and Working Capital Financing Agreement ("IWCF") with ICC. Pursuant to the amendment of the IWCF, the Company obtained an additional loan of $10,000,000 to consummate the SMS transaction. The loan bears interest at prime (8.50% as of September 30, 1997) plus 2% and is due in four installments through September 30, 1999. As part of the amendment, the Company granted ICC warrants to purchase 100,000 shares of the Company's common stock. The

                                    11 of 21
warrants issued to ICC are the same, in all respects, to the warrants issued to the Purchasers of the Note Agreement.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the three months ended September 30, 1997 of $46,139,000 were 36% higher than the net sales of $33,940,000 for the corresponding period in 1996. The primary reason sales increased was due to the expansion of the Company's mid-range computer systems distribution business as a result of hiring additional sales persons, recruiting new customers and acquisitions. Sales were also benefitted by increased integration orders from OEM customers and higher storage revenue from the Company's computer and peripheral group. Gross profit as a percentage of sales for the three months ended September 30, 1997 was 14.83% compared to 13.25% for the comparable quarterly period one year ago. The increase in the gross profit percentage in 1997 is a result of a shift in the relative mix of higher profit products being sold and additional value-added and consulting services revenue resulting from additional sales derived from the recent acquisitions of Star Technologies, Inc., International Data Products LLC and Target Solutions, Inc.

         Selling, general and administrative expense increased 53% in the three months ended September 30, 1997 from the same period a year ago due to acquisitions, necessary personnel increases as a result of higher sales, higher depreciation costs incurred as a result of additions to the Company's infrastructure, higher amortization expense as a result of increased goodwill related to acquisitions and higher lease and other facility expenses as a result of the Company opening a new sales and integration center in Irvine, California and a new distribution and integration center in Fremont, California.

         Interest expense increased 150% in the three months ended September 30, 1997 versus the same period in 1996 due to an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund acquisitions, infrastructure additions, expanded operations and overall Company growth,

         The Company did not have a tax provision in the three months ended September 30, 1997, versus the statutory rate of 34%. This is due to the utilization of net operating loss carryforwards and the result of the Company providing for tax expense, in prior quarters, at a rate which anticipated closing the SMS acquisition earlier in the year, which would have led to more taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the nine months ended September 30, 1997 of $121,975,000 were 30% higher than the net sales of $93,921,000 for the corresponding period in 1996. Sales increased due to the expansion of the Company's computer and peripheral group and mid-range computer systems distribution business and acquisitions. Gross profit as a percentage of sales for the nine months ended September 30, 1997 was 15.91% compared to 12.76% for the comparable period one year ago. The increase in the gross profit percentage in 1997 is a result of a shift in the relative mix of higher profit products being sold and additional value-added and consulting services revenue resulting from additional sales derived from the recent acquisitions of Star Technologies, Inc., International Data Products LLC and Target Solutions, Inc.

         Selling, general and administrative expense increased 63% in the nine months ended September 30, 1997 from the same period a year ago due to increased labor costs, acquisitions, necessary personnel increases as a result of higher systems sales, higher depreciation costs incurred as a result of additions to the Company's infrastructure and higher amortization expense as a result of increased goodwill related to acquisitions.

         Interest expense increased 127% in the nine months ended September 30, 1997 versus the same period in 1996 due to an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund acquisitions, infrastructure additions, expanded operations and overall Company growth.

         The Company's effective tax rate is 15% for the nine months ended September 30, 1997, versus the statutory rate of 34%. This is due to the utilization of net operating loss carryforwards and the result of the

                                    12 of 21

Company providing for tax expense at a rate which anticipated closing the SMS acquisition earlier in the year, which would have led to more taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the nine months ended September 30, 1997 totaled $6,514,000 compared to the net cash used in operating activities of $608,000 for the nine months ended September 30, 1996. The increase in the accounts receivable of $14,449,000 was primarily due to a significant number of sales occurring during the last two weeks of the quarter. This was partially offset by a decrease in inventory of $6,472,000 as a result of increased emphasis on inventory management.

         Net cash used in investing activities totaled $37,676,000 for the nine months ended September 30, 1997 compared to $2,482,000 for the nine months ended September 30, 1996. The investing activities for 1997 consisted of the SMS acquisition, the TSI purchase, the QIV investment and continuing leasehold and computer hardware and software investments made at the Company's headquarters and sales office sites.

         Net cash provided by financing activities totaled $48,918,000 for the nine months ended September 30, 1997 compared to $2,951,000 for the nine months ended September 30, 1996. Financing activities for 1997 consisted of the Note Agreement and ICC Loan totaling $25,000,000 which was used to fund the SMS acquisition and the $19,263,000 sale of preferred stock, which was used to pay down the Company's line of credit and for general working capital purposes.

         The Company has available a $75,000,000 line of credit with ICC that bears interest at prime (8.50% as of September 30, 1997) plus 1.875%. Borrowings under the line of credit are based on eligible accounts receivable and inventory, as defined, and are collateralized by substantially all assets of the Company. The facility expires in September 1999 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratios, as defined. Borrowings under this line of credit were approximately $19,000,000 at September 30, 1997. Based on eligible assets, as of September 30, 1997, the Company had borrowings available of approximately $9,000,000.

         The Company has required substantial working capital to finance accounts receivable, inventories and capital expenditures and has financed its working capital requirements, capital expenditures and acquisitions primarily through bank borrowings, cash generated from operations and recently, the issuance and sale of Series A Preferred Stock and subordinated debt. The Company believes that its existing cash and available bank borrowings are sufficient to fund the Company's operations through the end of 1998. The Company is actively considering other alternatives for raising additional cash including public equity, private equity, or appropriate alternative debt financing. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at sufficient levels.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       INTEGRATION RISKS RELATING TO SMS ACQUISITION. The Company's ability to achieve the anticipated benefits of the SMS acquisition depends in part upon whether the integration of the businesses of the Company and SMS is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of the two businesses requires, among other things, integration of the Company's and SMS's respective management and sales personnel, coordination of their sales and marketing efforts, conversion of SMS's computer system (including inventory, order entry and financial reporting) to the Company's system, and integration of the businesses' products and physical facilities. Among other things, substantially all of the Company's sales and marketing operations for IBM products are being relocated to SMS's current facilities in San Antonio, Texas are to be managed primarily by former SMS personnel. There can be no assurance that such coordination and integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations will require the dedication of management resources which may temporarily divert attention away from the day-to-day business of the combined company. The inability of Management to integrate the operations

                                    13 of 21
of the two businesses successfully could have a material adverse effect on the business and the results of operations of the Company. In addition, as commonly occurs with mergers and acquisitions of companies in the technology sector, during the integration phase, aggressive competitors may undertake to attract customers and to recruit key employees through various incentives. There can be no assurance that the SMS acquisition will not materially and adversely affect the selling and buying patterns of manufacturers and present and potential customers of the Company and SMS.

         INDUSTRY CONSOLIDATION; ABILITY TO MAINTAIN MOST FAVORABLE VOLUME DISCOUNT STATUS. The systems distribution industry is currently experiencing a consolidation of distributors, which has resulted in the mergers of certain of the Company's major competitors. To the extent that any increased sales volumes resulting from these mergers relate to the products of IBM, these mergers may result in raising the sales volume threshold required to maintain most favorable volume discount status with IBM. In furtherance of its business strategy, and in order to maintain most favorable volume discount status with IBM, the Company has recently completed several acquisitions and is actively engaged in an ongoing search for additional acquisitions. The Company intends to continue to seek additional acquisitions of service-oriented and other businesses that are complementary to the Company's business in order to strengthen the Company's business and market position. The Company is also assessing equity investments in related businesses for similar purposes. However, there can be no assurance that the Company will be successful in any other future acquisitions or in making any such equity investments. The failure by the Company to complete additional acquisitions, or to otherwise increase its sales volume through internal growth, could result in the Company's inability to maintain most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on the Company's relationship with IBM, its business, financial condition and results of operations.

         SUPPLIER CONCENTRATION. During the year ended December 31, 1996 and the nine months ended September 30, 1997, approximately 50% of the Company's net sales was generated from the sale of products purchased from IBM. On a pro forma basis giving effect to the SMS acquisition, approximately 70% of the Company's net sales was generated from the sale of IBM products during these periods. The Company's business, financial condition and results of operations are dependent upon the Company's relationship with IBM and upon the market for IBM products. Any disruption or change in the Company's relationship with IBM or in the manner in which IBM distributes its products, the failure of IBM to develop new products which are accepted by the Company's customers or the failure by the Company to maintain sufficient sales volumes of certain IBM products to maintain most favorable volume discount status, would have a material adverse effect upon the Company's business, financial condition and results of operations.

         The balance of the Company's net sales is derived from products of a relatively limited number of other suppliers, with approximately 25% derived from systems products manufactured by Data General Corporation, NCR Corporation, and Unisys Corporation. On a pro forma basis giving effect to the SMS acquisition, approximately 15% of the Company's net sales are derived from systems products manufactured by these three companies. The loss of a major supplier or the interruption of certain supplier relationships, the inability of any of these suppliers to successfully develop, manufacture or sell new products, and any decrease in the sales or market acceptance of these suppliers' products, could materially and adversely affect the Company's business, financial condition and results of operations.

         UNCERTAINTY OF FUTURE ACQUISITIONS AND EXPANSION. Acquisitions have played an important role in the implementation of the Company's business strategy and the Company believes that additional acquisitions are important to the Company's growth, development and continued ability to compete effectively in the marketplace. Prior acquisitions and investments have placed substantial demands on the Company's management and financial resources. The integration of the acquired companies' operations have on occasion been slower, more complex and more costly than originally anticipated. There can be no assurance that the combined companies will realize the full cost savings or revenue enhancements the Company expects to realize as a result of the recent acquisitions and the consolidation of certain of the operations of the acquired companies or that such savings or enhancements will be realized at the points in time currently anticipated. Furthermore, there can be no assurance that any cost savings which are realized will not be offset by increases in other expenses or operating losses. The Company will encounter similar uncertainties and risks with respect to any future acquisitions and investments it may make.

                                    14 of 21

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

         MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. Since the sale of its semiconductor business in July 1995, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. In addition, the SMS acquisition has increased the Company's employee base by approximately 140 persons. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls, and expand, train, motivate, retain and manage its employee base. There can be no assurance that the Company will be able to manage its growth effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's future success depends in part on the continued service of its key sales, marketing and executive personnel, and its ability to identify and hire additional personnel. As a result of the SMS acquisition, sales of the Company's IBM product line are being managed primarily by personnel presently employed by SMS, and the Company's future success with respect to such sales will depend on the continued service and competent performance of such personnel. Competition for qualified sales, marketing and executive personnel is intense and there can be no assurance that the Company can retain and recruit adequate personnel to operate its business. The loss of key personnel could have a material adverse effect on the Company's business and operating results.

         SUBSTANTIAL COMPETITION. The Company competes with national, regional, and local distributors such as Dickens Data Systems, Inc., Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., SupportNet, Inc. and, in some limited circumstances, competes with its own vendors. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Competitors which are larger than the Company may be able to obtain pricing and terms from vendors that are more favorable than the pricing and terms accorded to the Company. As a result, the Company may be at a disadvantage when competing with these larger companies.

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

         SUBSTANTIAL LEVERAGE AND DEBT SERVICE REQUIREMENTS. The Company has substantial indebtedness. As of September 30, 1997, the Company had total indebtedness, including current maturities, of $121 million.


                                    15 of 21

         The Company's high level of debt and debt service requirements will have several important effects on its future operations, including the following: (i) the Company will have significant cash requirements to service debt, reducing funds available for operations and future business opportunities and increasing the Company's vulnerability to adverse general economic and industry conditions and competition; (ii) the Company's leveraged position will increase its vulnerability to competitive pressures; (iii) the financial covenants and other restrictions contained in agreements relating to the Company's indebtedness will require the Company to meet certain financial tests and will restrict its ability to borrow additional funds, to dispose of assets or to pay cash dividends on, or repurchase any preferred or common stock; and
(iv) funds available for working capital, capital expenditures, acquisitions and general corporate purposes will be limited. Any default under the documents governing indebtedness of the Company could have a significant adverse effect on the market value of the Company's stock. In addition, certain of the Company's competitors currently operate on a less leveraged basis and may have greater operating and financing flexibility than the Company.


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

         LIMITATIONS UPON INCURRENCE OF ADDITIONAL INDEBTEDNESS. The Company's credit facility with ICC is structured to provide, among other things, favorable financing for the purchase of IBM products, and provides a limited amount of additional financing to carry the inventory of third-party products. The Company presently has

                                    16 of 21
no other facility for financing the purchase of products from third parties. While the ICC credit facility is adequate for the Company's present purchases of products of third-party vendors, if the Company increases the purchase of such products, it may need to obtain additional inventory financing, in which case it will need to obtain a modification, waiver or replacement of its credit facility agreement with ICC (which is presently secured by all of the assets of the Company, including all inventory purchased from third-party vendors). There can be no assurance that such additional or replacement financing will be available to the Company when needed or on acceptable terms, or that ICC will consent to modifying the current credit facility agreement in order to allow such alternate financing.

         The terms of the IBM Credit Facility and the Note Agreement each require that the Company obtain the consent of ICC and the holders of the notes issued pursuant to the Note Agreement (the "Notes") prior to incurring certain additional indebtedness. The IBM Credit Facility and the Company's anticipated cash flow may not be sufficient to provide the necessary funding for future acquisitions contemplated by the Company's business plan. Accordingly, the Company may need to obtain the consent of ICC and the holders of the Notes prior to incurring any additional indebtedness. While the Company has no reason to believe that such consents will be withheld, there can be no assurance that the Company will obtain such consents. Failure to obtain such consents and/or to obtain an alternate credit facility or to refinance the Notes in order to allow the Company to incur additional indebtedness in an amount sufficient to achieve the goals set forth in the Company's business plan could have a material adverse effect upon the Company's business, financial condition and results of operations.

         EXTENSION OF CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL. The Company sells products to a broad geographic and demographic base of customers, extends trade credit, and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. Both historically and on a pro forma basis, no single customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1996 and September 30, 1997. Should the Company's customers increase the rate at which they default on payments due to the Company, and should the Company be unable to collect such amounts, it could have a material adverse effect upon the Company's business, financial condition and results of operations.


                                    17 of 21

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

         None.

Item 6   Exhibits and Reports on Form 8-K.
         --------------------------------

         A.       Exhibits
                  --------

         11.1     Computation of Net Income Per Share

         27       Financial Data Schedule

         B.       Reports on Form 8-K.
                  -------------------

       1. A Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on July 17, 1997 for the period dated July 16, 1997, related to a press release dated July 16, 1997, reflecting the possibility that the Registrant would not complete its proposed acquisition of the mid-range computer systems distribution business of Star Management Services, Inc (the "Star Acquisition") as originally scheduled.

       2. An Amendment No. 2 on Form 8-K/A to the Registrant's Current Report on Form 8-K, filed with the Commission on June 5, 1997, as amended on Form 8-K/A Amendment No. 1, filed with the Commission on June 19, 1997, filed with the Commission on July 17, 1997 for the period dated July 16, 1997, related to the Star Acquisition. This filing also included Unaudited Pro Forma Balance Sheet Data and Unaudited Pro Forma Statement of Operations at March 31, 1997.

       3. A Current Report on Form 8-K, filed with the Commission on July 28, 1997 for the period dated July 24, 1997, related to a Press Release dated July 24, 1997 discussing the Registrant's financial results for the quarter ended June 30, 1997. This filing also included Consolidated Statements of Income at June 30, 1997.

       4. A Current Report on Form 8-K, filed with the Commission on August 6, 1997 for the period dated July 23, 1997, as amended on Form 8-K/A Amendment No. 1, filed with the Commission on August 11, 1997 and Form 8-K/A Amendment No. 2, filed with the Commission on August 14, 1997, related to the Registrant's completion of its Delaware reincorporation and a press release announcing an extension of the closing

                                    18 of 21
date of the Star Acquisition. These filings also included Unaudited Pro Forma Balance Sheet Data and Unaudited Pro Forma Statement of Operations at June 30, 1997.

       5. A Current Report on Form 8-K, filed with the Commission on September 15, 1997 for the period dated August 29, 1997, related to an extension of the closing date of the Star Acquisition. This filing also included Unaudited Pro Forma Balance Sheet Data and Unaudited Pro Forma Statement of Operations at June 30, 1997.

       6. A Current Report on Form 8-K, filed with the Commission on October 10, 1997 for the period dated October 10, 1997, related to several Item 5 transactions including: (i) the closing of the Star Acquisition; (ii) the closing of the financing transactions related to the Star Acquisition; and (iii) the closing of the sale of Units of the Registrant consisting of two shares of Series A Preferred and one common stock purchase warrant.

       7. A Current Report on Form 8-K, filed with the Commission on October 15, 1997 for the period dated September 30, 1997, related to several Item 2 transactions including: (i) the closing of the Star Acquisition; (ii) the closing of the financing transactions related to the Star Acquisition; and (iii) the closing of the sale of Units of the Registrant consisting of two shares of Series A Preferred and one common stock purchase warrant.


                                    19 of 21

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Registrant:

                                      WESTERN MICRO TECHNOLOGY, INC.



Dated:  November 13, 1997             By        /s/ P. Scott Munro
                                        ---------------------------------------
                                                    P. Scott Munro
                                          Chief Executive Officer and President




Dated:  November 13, 1997             By         /s/ James W. Dorst
                                        ---------------------------------------
                                                     James W. Dorst
                                                 Chief Financial Officer


                                    20 of 21

                                INDEX TO EXHIBITS


     EXHIBIT
     -------

       11.1                Computation of Net Income Per Share

        27                 Financial Data Schedule



                                    21 of 21