Form 10-K
period 1997-12-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1998-03-13
CIK 715842

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED ................................... DECEMBER 31, 1997

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER  0-11560

                               ----------------

                         SAVOIR TECHNOLOGY GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    94-2414428
      STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

  254 E. HACIENDA AVENUE, CAMPBELL, CA                        95008
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)
             (408) 379-0177
    (REGISTRANT'S TELEPHONE NUMBER,
          INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                YES [X]  NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $53,180,404 on March 11, 1998.

  The aggregate number of outstanding shares of Common Stock, par value $0.01, of the registrant was 5,489,258 shares as of March 11, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SAVOIR TECHNOLOGY GROUP, INC.

                            INDEX TO 1997 FORM 10-K

 ITEM NO.                                                                  PAGE
 --------                                                                  ----
 PART I...................................................................   1
          ITEM 1.  BUSINESS..............................................    1
          ITEM 2.  PROPERTIES............................................   14
          ITEM 3.  LEGAL PROCEEDINGS.....................................   15
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   15
 PART II..................................................................  15
          ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS...................................   15
          ITEM 6.  SELECTED FINANCIAL DATA...............................   16
          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...................   17
          ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK..................................................   23
          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   23
          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...................   42
 PART III.................................................................  42
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....   42
          ITEM 11. EXECUTIVE COMPENSATION................................   44
          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT............................................   48
          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   49
 PART IV..................................................................  50
          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K...........................................   50

                               ----------------

  This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors," as well as those discussed elsewhere in this Report and in the documents incorporated herein by reference. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Savoir Technology Group, Inc. (the "Company") undertakes no obligation to publicly release updates or revisions to these statements.

                                    PART I

ITEM 1. BUSINESS

  Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "--Risk Factors" as well as those discussed elsewhere in this Report.

GENERAL

  The Company is a value-added wholesale distributor of commercial mid-range servers, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. The Company believes that it is one of the top three distributors of IBM's AS/400 and RS/6000 commercial mid-range servers. The Company also distributes commercial mid-range servers, peripheral equipment and software manufactured by Unisys, NCR, Data General and Telxon. The Company primarily distributes commercial mid-range servers and related products to VARs who generally incorporate commercial applications software and sell integrated computer systems to end user customers. The Company also integrates and configures personal computers, workstations and departmental servers for OEMs, and provides and remarkets installation and technical support services. Through seven acquisitions and internal growth, the Company has expanded its products and services, increased its geographic market coverage, strengthened its management and technical personnel and increased its operating leverage. As a result, the Company's net sales increased from $106.5 million in 1995 to $237.9 million in 1997, representing compound annual growth of 49.5%, while its operating income improved from a loss (excluding restructuring charges) of $648,000 in 1995 to income of $6.8 million in 1997.

PRODUCTS AND VENDORS

  The Company's net sales are derived primarily from the activities of two business divisions, the Mid-Range Systems Division and the Computer and Peripherals Group.

    Mid-Range Systems Division. The distribution of commercial mid-range servers in 1997 accounted for approximately 75% of the Company's net sales. The principal goal of the Company's commercial mid-range systems distribution business is to provide customers with rapid, accurate delivery of products as well as to provide quality configuration and technical support. Products distributed by the Company include mid-range servers which run on Unix, OS/400 and NT operating systems, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. In addition to selling new equipment, the Company also distributes refurbished IBM AS/400 equipment. Within the Mid-Range Systems Division, the Company represents five major manufacturers: IBM; Data General; NCR; Unisys; and Telxon. During the years ended December 31, 1995, 1996 and 1997, approximately 30%, 50% and 65%, respectively, of the Company's net sales were generated from the sale of IBM products. The Company's mid-range IBM product line includes the AS/400 and RS/6000 families of mid-range servers. The Company believes that it is one of the top three distributors of IBM commercial mid-range servers. Recently, the Company was named IBM's Distributor of the Year for the second half of 1997, as one of IBM's Premier Business Partners and as one of several distributors to qualify for IBM's Authorized Assembly Program ("AAP"). The AAP certification allows the Company to utilize its integration facilities to assemble custom RS/6000 configurations, allowing for shorter delivery times to customers and a reduction in required inventory levels of pre-configured systems.

    Computer and Peripherals Group. The Company offers OEMs and its departmental server customers a single source for their hardware, software and service needs through its Computers and Peripherals Group ("CPG"), CPG accounted for approximately 25% of the Company's net sales in 1997. Through CPG, the Company offers its customers a wide variety of value-added systems integration services up to, and including, the actual installation at the end user site (e.g., "turnkey" systems assembly of departmental servers, workstations, hardware and software "bundling" and light manufacturing). CPG's more advanced products include fault tolerant software, serial port expansion devices and disk striping and mirroring solutions for the SCO/UNIX operating environments. Products assembled and manufactured by the Company include special purpose PC-based subcomponents of larger systems, private-label departmental and small enterprise servers and related peripherals. CPG sources components manufactured by DIGI International, Inc., IBM, Sony Electronics, Inc., The Santa Cruz Operation, Inc. ("SCO"), Toshiba America Electronic Components, Inc. and Wyse Technologies, Inc., among others. Through CPG, the Company also specializes in building systems pursuant to long-term contracts for companies seeking fully compatible configurations that remain consistent over time.

VALUE-ADDED SERVICES

  In addition to the products it offers, the Company also provides a variety of value-added services, including the following:

    Integration Services. The Company performs light manufacturing or technical integration services, ranging from simple hardware and software integration, burn-in and testing to building customized systems to the customer's specifications.

    Technical Support Services. The Company currently offers its customers pre-sale technical assistance, configuration review and verification, consulting services, network design, implementation and installation services and site planning, telephone support and help desk, patch/bug isolation and identification, certification requirements and preparation and system administration assistance. The Company also remarkets certain vendor maintenance and consulting services and reseller training programs.

    Logistical and Inventory Management Services. The Company offers ordering and purchasing services, including order acknowledgment, order management, contract purchasing and end-of-life buy programs. The Company also offers inventory services such as expedited delivery, kitting and bill-of-material services, warehousing and storage services, bonded inventory programs, consignment programs and customer on-site operations. The Company offers various delivery options and services, including drop shipments, blind shipments, custom packaging, consolidated shipping services, special handling services, personnel services and exporting assistance. Additionally, in the near future, the Company expects to implement an automated system by which customers can access status information on product orders that are being drop shipped directly to such customers by the vendor.

    Marketing Services. The Company makes current and updated information on its products and services available to its customers through its fax broadcast service and its web site. The Company also customizes and provides Internet web sites for certain of its customers. In addition, the Company offers ready to execute demand generation campaigns, assistance with such campaigns, assistance with organizing advertising campaigns and joint marketing funds.

    Financing, Credit and Leasing Services. The Company offers its customers various financing and credit options, including open account terms, electronic funds transfer, standby letters of credit, security interest/UCC filings, personal guarantees, end user lock box services and bid bonds. The Company also offers end user financing programs through third parties, including leasing programs, joint purchase orders, payment agreements and inventory financing programs.

CUSTOMERS

  The Company's customers currently include approximately 800 active accounts. Except for Sirius Computer Solutions, Ltd. ("Sirius"), which accounted for approximately 11% of the Company's net sales in 1997, no single customer accounted for more than 5% of the Company's net sales in 1997. The Company segments its significant customers into the following three broad categories:

    Value-Added Resellers. VARs typically install their own or other vendors' software, configure completed systems and integrate their service offerings with hardware which can be supplied by the Company. For example, Sirius purchases IBM mid-range servers from the Company and typically bundles these servers with software provided by J.D. Edwards. Sirius is therefore generally able to provide its end user customers with a complete turnkey computer systems package. In addition, NxTrend purchases IBM, Data General and Unisys mid-range servers from the Company and bundles its proprietary distribution applications software with these mid-range products for sale to its end user customers.

    OEMs. These manufacturers, served by the Company through CPG, integrate or have the Company integrate the Company's products with their own prior to distribution to their end user customer. One example of the Company's OEM customers is Melita International, Inc. ("Melita"), a provider of customer contact and telephone call management systems. Melita utilizes the Company to configure its proprietary software on a preconfigured system which can be shipped directly to Melita's customer. In addition, customers such as Tektronix, Inc. and Wang Laboratories, Inc. have found it more efficient to outsource certain specialized products to the Company as opposed to creating an internal infrastructure for themselves.

    Systems Integrators. Systems integrators focus on delivering non-industry specific solutions to the end user customer. Such solutions may include electronic commerce, networking, Intranet/Internet configurations, as well as application-specific solutions. For example, Q.I.V. Systems, Inc. designs and installs network systems solutions in a variety of application environments that incorporate commercial mid-range servers purchased from the Company.

SALES AND MARKETING

  In general, the Company focuses on selling and marketing high-quality commercial mid-range servers and integrated computer system products from a relatively small number of vendors. The Company's sales, sales support and product management organizations are generally organized by vendor into autonomous business units that sell and support only products offered by that particular vendor. The Company believes that its customers require ongoing support from technically trained sales professionals who are dedicated to a particular vendor, and, in certain instances, to a particular product line, and who can provide technical support on the increasingly complex mid-range servers and systems offered by the Company's vendors.

  The Company sells and supports IBM mid-range products through its Business Partner Solutions, Inc. subsidiary and Data General, NCR and Unisys mid-range products through its Western Micro Technology division. Sales professionals require the technical expertise to work with customers and the Company's mid-range product purchasing specialists to provide the computer system solutions that their customers and, ultimately the end user, require. The Company's sales professionals participate in vendor-sponsored training and certification programs. Within the mid-range distribution business units, the Company maintains a salesperson to technical support person ratio of approximately 4 to 1. The Company utilizes directed telemarketing programs, maintains a database of current and potential customers, participates in cooperative advertising with vendors, participates in trade shows and advisory councils and utilizes print media as part of its sales and marketing efforts.

  Within CPG, the Company sells primarily to OEMs. Technical expertise within CPG's sales force is critical during the relatively long sales cycles required to develop new commercial products. Once the products are developed, the ongoing forecasting, manufacture, delivery and installation of these systems must be carefully managed and reviewed. Within CPG, the Company maintains a salesperson to technical support person ratio of approximately 2 to 1. In general, due to the complex nature of the products offered by CPG, new customers are primarily solicited using targeted print advertising and customer referrals.

  As of December 31, 1997, the Company had approximately 90 direct sales personnel. The Company has a national presence served by its sales offices in Campbell and Irvine, California, Colorado Springs, Colorado, Chicago, Illinois, Boston, Massachusetts and San Antonio, Texas. The Company's sales offices are supported by centralized marketing departments located in Chicago and San Antonio. The Company generally compensates its sales personnel based on attainment of specified gross profit margins, return on assets and inventory turns.

OPERATIONS AND INFRASTRUCTURE

 Information Systems

  The Company's corporate information system is a scalable, centralized processing system capable of supporting numerous operational functions, including purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. The Company's customers and sales representatives rely on the information system for on-line, real-time information on product pricing, inventory availability and order status. The fully integrated modular system provides customers and sales representatives on-line access to the status of IBM's backlog of shipments the Company expects to receive, thereby significantly reducing back office telephone investigation time. After product pricing and availability have been determined, the integrated order entry system automatically places an order for shipment or allocates the inventory to the assembly operations, if so required. The system then instructs warehouse personnel to pull products for shipment and informs them as to the location of the inventory. In order to optimize the use of warehouse space, the Company uses a random access system whereby inventory is stored in the first available location within the warehouse. The Company believes that its business systems, including its computer systems, are not subject to the Year 2000 problem. The Company anticipates that in the second quarter of 1998, it will undertake conversion of the information systems at its San Antonio, Texas locations to its corporate information system in Campbell, California.

 Inventory Control

  For both the Mid-Range Systems Division and CPG, the Company's computer systems automatically determine price and availability of inventory and can allocate inventory to bills of material. The Company currently has two discrete inventory control systems. The first is maintained in San Antonio, Texas and manages the Company's IBM AS/400 and Telxon product inventories. The second is located in Campbell, California and tracks all IBM RS/6000, Data General, NCR, Unisys and CPG inventories at the Company's locations throughout the United States. Under both systems, inventories are overseen by a dedicated group of product specialists, assigned by product line, whose responsibility it is to appropriately manage inventory levels and turnover. A significant portion of these specialists' compensation is paid based upon the attainment of certain prescribed inventory management benchmarks. The Company anticipates that the San Antonio inventory system will be converted into the corporate inventory control system in Campbell, California in the second quarter of 1998.

 Warehouse and Integration Facilities; Shipping

  The Company maintains inventory stocking locations in Irvine and Fremont, California, Chicago, Illinois and San Antonio, Texas. In addition, the Company has a major integration facility in Fremont, California, adjacent to its warehouse, with other integration facilities in Irvine, Chicago and San Antonio. The Company's Fremont integration facility is ISO 9002 certified and the Company intends to seek ISO 9002 certification for its Irvine facility. The Company presently ships products from its warehouses via FedEx, UPS and other common carriers. In addition, certain products that the Company distributes are drop-shipped to the Company's customers by its vendors. See "Risk Factors--Dependence on Third Party Shippers."

 Financial Services

  The Company provides a number of flexible leasing and financing alternatives to its customers, including a variety of leasing options, inventory flooring options and end user lock-box arrangements. The Company also maintains credit insurance to enable it to more effectively manage the risk of extending credit to its customers. See "Risk Factors--Extension of Credit to Customers Without Requiring Collateral."

COMPETITION

  The markets in which the Company operates are highly competitive. Competition is based primarily on product availability, price, credit availability, speed of delivery, ability to tailor specific solutions to customer needs, breadth and depth of product lines and services, technical expertise and pre- and post-sale service and support. Increased competition may result in further price reductions, reduced gross profit margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

  Through the Mid-Range Systems Division, the Company competes with national, regional and local distributors, including, but not limited to, Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., and Pioneer Standard Electronics, Inc. (which recently announced its intention to acquire Dickens Data Systems, Inc.), and, in some limited circumstances, its own vendors. In the distribution of storage products, the Company competes with national, regional and local distributors. Through CPG, the Company competes with contract manufacturers, systems integrators and certain assemblers of computer products. The Company has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. Competitors which are larger than the Company may be able to obtain more favorable pricing and terms from vendors than the Company. As a result, the Company may be at a disadvantage when competing with these larger companies. If the Company fails to compete effectively, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Risk Factors--Substantial Competition."

EMPLOYEES

  As of February 28, 1998, the Company had approximately 373 full-time employees. The Company is not a party to any collective bargaining agreement and considers its employee relations to be good.

RISK FACTORS

  Dependence Upon IBM and Vendor Concentration. The Company's business, financial condition and results of operations are highly dependent upon the Company's relationship with IBM and upon the continued market acceptance of IBM commercial mid-range servers. During the years ended December 31, 1995, 1996 and 1997, approximately 30%, 50% and 65%, respectively, of the Company's net sales were generated from the sale of IBM products, and the Company expects the percentage to increase in 1998. The Company's non-exclusive agreement with IBM may be unilaterally modified by IBM upon 30 days' written notice, is subject to a 90-day renewal notice, provides no franchise rights and may not be assigned by the Company. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. In furtherance of its business strategy, and in order to maintain most favorable volume discount status with IBM, the Company has recently completed several acquisitions and is actively engaged in an ongoing search for additional acquisitions and potential equity investments for similar purposes. However, there can be no assurance that the Company will be successful in completing any future acquisitions or in making any such equity investments. The failure by the Company to complete other acquisitions or make equity investments, or to otherwise increase its sales volume through internal growth, could result in the Company's inability to maintain most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on the Company's relationship with IBM and on the Company's business, financial condition and results of operations. Any disruption, change or termination in the Company's relationship with IBM or in the manner in which IBM distributes its products, the failure of IBM to develop new products which are accepted by the Company's customers, the failure by the Company to maintain certain operational and administrative capabilities, the failure by the Company to maintain sufficient sales volumes of certain IBM products to maintain most favorable volume discount status or the addition of other wholesale distributors by IBM would have a material adverse effect upon the Company's business, financial condition and results of operations.

  The balance of the Company's net sales is derived from the sale of products from a limited number of other vendors. During the years ended December 31, 1995, 1996 and 1997, approximately 22%, 28% and 19%, respectively, of the Company's net sales were derived from the sale of products manufactured by Data General, NCR and Unisys, collectively. To become an authorized distributor for these vendors, the Company typically enters into a non-exclusive agreement that is cancelable by either party upon 30 to 120 days' prior written notice. Any disruption, change or termination in the Company's relationship with any such vendor or in the manner in which any such vendor distributes its products, the failure of any such vendor to develop new products which are accepted by the Company's customers, the failure by the Company to maintain certain operational and administrative capabilities, the failure by the Company to maintain sufficient sales volumes of certain vendors' products to maintain most favorable volume discount status or the addition of other wholesale distributors by any such vendor would have a material adverse effect upon the Company's business, financial condition and results of operations.

  As is typical in its industry, the Company receives volume discounts and market development funds from most of its vendors. These volume discounts directly affect the Company's gross profits. In addition, market development funds are typically used by the Company to offset a portion of its sales and marketing expenses. Any change in the availability of these discounts or market development funds or the failure of the Company to obtain vendor financing on satisfactory terms and conditions would have a material adverse effect on the Company's business, financial condition and results of operations.

  Fluctuations in Operating Results. The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including, but not limited to, changes in the supply and demand for commercial mid-range servers, peripheral equipment, software and related services, the cost, timing and integration of acquisitions, the addition or loss of a key vendor or customer, the introduction of new technologies, changes in manufacturers' prices, price protection policies or stock rotation privileges, changes in market development funds, changes in the level of operating expenses, product supply shortages, disruption of warehousing or shipping channels, inventory adjustments, increases in the amount of accounts receivable written off, price competition and changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for commercial mid-range servers and order cancelations or rescheduling. In addition, historically a substantial portion of the Company's net sales has been made in the last few days of a quarter. Accordingly, the Company's quarterly operating results are difficult to predict and delays in the closing of sales near the end of a quarter could cause quarterly net sales to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Thus, the Company believes that period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's future operating results are expected to fluctuate as a result of these and other factors, which could have a material adverse effect on the Company's business, financial condition and results of operations and on the price of the Common Stock. It is possible that in future periods the Company's operating results may be below the expectations of securities analysts and investors. In such event, the market price of the Common Stock would likely be materially and adversely affected.

  Substantial Competition. The markets in which the Company operates are highly competitive. Competition is based primarily on product availability, price, credit availability, speed of delivery, ability to tailor specific solutions to customer needs, breadth and depth of product lines and services, technical expertise and pre- and post-sale service and support. Increased competition may result in further price reductions, reduced gross profit margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

  Through the Mid-Range Systems Division, the Company competes with national, regional and local distributors, including, but not limited to, Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., and Pioneer Standard Electronics, Inc. (which recently announced its intention to acquire Dickens Data Systems, Inc.), and, in some limited circumstances, its own vendors. In the distribution of storage products, the Company competes with national, regional and local distributors. Through CPG, the Company competes with contract manufacturers, systems integrators and certain assemblers of computer products. The Company has experienced, and expects to continue to experience, increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than the Company. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. Competitors which are larger than the Company may be able to obtain more favorable pricing and terms from vendors than the Company. As a result, the Company may be at a disadvantage when competing with these larger companies. If the Company fails to compete effectively, the Company's business, financial condition and results of operations would be materially and adversely affected.

  Reliance on Sirius Computer Solutions, Ltd. During the year ended December 31, 1997 and the quarter ended December 31, 1997, sales to Sirius accounted for approximately 11% and 23%, respectively, of the Company's net sales. The Company's sales to Sirius are made under the Industry Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997 (the "Sirius Agreement"), pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of the Company's relationship with Sirius or a reduction in purchases from the Company by Sirius could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Integration Risks Relating to Acquisitions. Since December 1994, the Company has completed seven acquisitions, and on November 22, 1997, the Company entered into an Agreement and Plan of Reorganization with MCBA Systems, Inc. ("MCBA") (the "MCBA Agreement") which contemplates that MCBA will become a wholly owned subsidiary of the Company upon consummation of the proposed acquisition of MCBA by the Company (the "MCBA Acquisition"). The MCBA Acquisition is expected to be consummated by March 31, 1998. The respective obligations of the Company and MCBA to consummate the MCBA Acquisition, however, are subject to the satisfaction of various customary conditions set forth in the MCBA Agreement. There can be no assurance that the Company and MCBA will be able to satisfy in a timely manner any or all of the conditions precedent to closing the MCBA Acquisition. In addition, the MCBA Agreement may be terminated for various reasons or no reason, including, but not limited to, termination by either party at will if the MCBA Acquisition has not been consummated by March 31, 1998.

  The combination of the Company's business and acquired businesses requires, among other things, integration of the respective management teams and sales and other personnel, coordination of sales and marketing efforts, conversion of computer systems (including inventory control, order entry and financial reporting) and integration of the businesses' products and physical facilities. The difficulties of such integration may be increased by the necessity of coordinating geographically separate organizations. The integration of certain operations will require the dedication of management resources which may temporarily divert attention away from the day-to-day business of the combined company. There can be no assurance that such coordination and integration will be accomplished smoothly or successfully. The inability of management to integrate the operations of acquired businesses successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, during the integration phase, aggressive competitors may undertake to attract customers and to recruit key employees through various incentives. There can be no assurance that acquisitions will not materially and adversely affect the selling patterns of vendors and the buying patterns of present and potential customers of the Company and that such effect will not materially and adversely affect the Company's business, financial condition and results of operations.

  The Company's ability to achieve the anticipated benefits of the proposed MCBA Acquisition, the acquisition of Star Management Services, Inc. ("SMS") completed on September 30, 1997 (the "SMS Acquisition") or any other acquisition depends in part upon whether the integration of the business of the Company and any acquired business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The SMS Acquisition and other prior acquisitions and investments have placed, and will continue to place, substantial demands on the Company's management team and financial resources. The integration of the operations of SMS and the other acquired companies has on occasion been slower, more complex and more costly than originally anticipated. The Company will encounter similar uncertainties and risks with respect to any future acquisitions and investments, including the proposed MCBA Acquisition. Although the Company expects to realize cost savings and sales enhancements as a result of the recent and proposed acquisitions, there can be no assurance that such savings or enhancements will be realized in full or when anticipated, or that any such cost savings will not be offset by increases in other expenses or operating losses.

  Uncertainty of Future Acquisitions and Expansion. Acquisitions have played an important role in the implementation of the Company's business strategy, and the Company believes that additional acquisitions are important to its growth, development and continued ability to compete effectively in the marketplace. The Company evaluates potential acquisitions and strategic investments on an ongoing basis. No assurance can be given as to the Company's ability to compete successfully for available acquisition or investment candidates or to complete future acquisitions and investments or as to the financial effect on the Company of any acquired businesses or equity investments. Future acquisitions and investments by the Company may involve significant cash expenditures and may result in increased indebtedness, interest and amortization expense or decreased operating income, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future growth will require additional financing to fund the working capital requirements of the Company's business and to finance future acquisitions and strategic equity investments, if any. There can be no assurance that the Company will be able to raise financing on satisfactory terms and conditions, if at all. See "-- Future Capital Needs; Uncertainty of Additional Financing." If businesses are acquired through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced and stockholders may experience additional dilution. Should the Company be unable to implement successfully its acquisition and investment strategy, its business, financial condition and results of operations could be materially and adversely affected.

  Management of Growth. Since 1995, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. In addition, the SMS Acquisition, which was completed in September 1997, increased the Company's employee base by approximately 140 persons to 373 employees as of February 28, 1998. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls and expand, train, motivate, retain and manage its employee base. There can be no assurance that the Company will be successful in managing any future expansion or identifying, attracting and retaining key personnel, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Key Personnel. The Company's future success depends in part on the continued service of its key management, sales and marketing personnel and its ability to identify and hire additional personnel. Competition for qualified management, sales and marketing personnel is intense and there can be no assurance that the Company can retain and recruit adequate personnel to operate its business. The success of the Company is largely dependent on the skills, experience and efforts of its key personnel, particularly P. Scott Munro, Chairman of the Board, Chief Executive Officer, President and Secretary, and Carlton Joseph Mertens II, Chief Executive Officer and President of the Company's subsidiary, Business Partner Solutions, Inc., both of whom have entered into employment agreements with the Company. The loss of either of these individuals or other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains life insurance on Messrs. Munro and Mertens in the amounts of $7.9 million and $10.0 million, respectively. The Company is contractually obligated to apply any proceeds from these policies in the following order: (i) to repay the credit advance from IBMCC (as defined herein) and (ii) to repay any amounts outstanding under the Company's Subordinated Notes (as defined herein).

  Future Capital Needs; Uncertainty of Additional Financing. The Company's operations to date have required substantial amounts of working capital to finance accounts receivable and product inventories. Although the Company believes it has sufficient funds, or alternate sources of funds, to carry on its business as presently conducted through 1998, the Company will need to raise additional amounts through public or private debt or equity financings in order to achieve the growth contemplated by the Company's business plan. There can be no assurance that additional financing of any type will be available on acceptable terms, or at all, and failure to obtain such financing could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Dependence on Availability of Credit and IBMCC Credit Facility. In order to obtain necessary working capital, the Company relies primarily on a line of credit that is collateralized by substantially all of the Company's assets. As a result, the amount of credit available to the Company may be adversely affected by numerous factors beyond the Company's control, such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the technology industry, interest rate fluctuations and the lending policies of the Company's creditors. Any decrease or material limitation on the amount of capital available to the Company under its line of credit or other financing arrangements will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any significant increases in interest rates will increase the cost of financing to the Company and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will continue to be available to the Company in the future or available under terms acceptable to the Company. The inability of the Company to have continuous access to such financing at reasonable costs would materially and adversely impact the Company's business, financial condition, results of operations and cash flows.

  The Company has primarily funded its working capital requirements through a $75.0 million Inventory and Working Capital Agreement (the "IBMCC Credit Facility") with IBM Credit Corporation ("IBMCC"), which credit line was temporarily increased to $85.0 million through January 31, 1998. At December 31, 1997, the outstanding principal balance under the IBMCC Credit Facility was approximately $71.7 million, of which $65.1 million represented product purchases and $6.6 million represented interest-bearing cash advances. In addition, the Company has an outstanding credit advance under the IBMCC Credit Facility in the amount of $10.0 million (the "IBMCC Credit Advance"). Borrowings under the IBMCC Credit Facility are collateralized by substantially all assets of the Company, including accounts receivable, inventories and equipment. The IBMCC Credit Facility provides that the outstanding interest-bearing cash advance balance (excluding the IBMCC Credit Advance) is subject to an annual interest rate of prime plus 1.875% (10.375% at February 28, 1998) and expires on September 30, 1999. IBMCC may terminate the IBMCC Credit Facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as such term is defined in the IBMCC Credit Facility and the Note Purchase Agreement (as defined herein)). In the event of such termination, the outstanding borrowings under the IBMCC Credit Facility become immediately due and payable in their entirety. The termination of the IBMCC Credit Facility and the subsequent inability of the Company to secure a replacement credit facility on terms and conditions similar to those contained in the IBMCC Credit Facility would have a material adverse effect on the Company's business, financial condition and results of operations.

  Limitations Upon Incurrence of Additional Indebtedness. The terms of the IBMCC Credit Facility and the Note Purchase Agreement dated September 30, 1997 with Robert Fleming, Inc. and Canpartners Investments IV, LLC, as purchasers (together, the "Purchasers"), and Canpartners Investments IV, LLC, as agent for the Purchasers (the "Note Purchase Agreement"), require that the Company obtain the consent of IBMCC and the Purchasers of the Company's subordinated notes issued pursuant to the Note Purchase Agreement (the "Subordinated Notes") prior to incurring certain additional indebtedness, including any additional senior or subordinated debt. The Company may incur additional indebtedness without such consent through capital leases and general business commitments insofar as the terms thereof are commercially reasonable and consistent with prior business practices. The IBMCC Credit Facility and the Company's anticipated cash flows may not provide sufficient funding to achieve the growth contemplated by the Company's business plan. Accordingly, the Company may need to obtain the consent of IBMCC and the Purchasers of the Subordinated Notes prior to incurring any additional indebtedness. While the Company has no reason to believe that such consents will be withheld, there can be no assurance that the Company will obtain such consents. Failure to obtain such consents or to obtain an alternate credit facility or to refinance the Subordinated Notes in order to allow the Company to incur additional indebtedness in an amount sufficient to achieve the growth contemplated by the Company's business plan could have a material adverse effect on the Company's business, financial condition and results of operations.

  Rapid Technological Change, Price Reductions and Inventory Risk. The markets for products sold by the Company are extremely competitive and are characterized by declining selling prices over the life of a particular product and rapid technological change. Since the Company acquires inventory in advance of product shipments, and because the markets for the Company's products are volatile and subject to rapid technological and price changes, there is a risk that the Company will forecast incorrectly and stock excessive or insufficient inventory of particular products. The Company's business, like that of other wholesale distributors, is subject to the risk that the value of its inventory will be adversely affected by price reductions by manufacturers or by technological changes affecting the usefulness or desirability of its product inventory. It is the policy of many manufacturers of technology products to protect wholesale distributors such as the Company from the loss in value of inventory due to technological change or reductions in the manufacturers' prices. Under the terms of most of the

Company's agreements, vendors will generally credit the Company for inventory losses resulting from the vendor's price reductions if the Company complies with certain conditions. In addition, generally under such agreements, the Company has the right to return for credit or exchange for other products a portion of its slow moving or obsolete inventory items within designated periods of time. There can be no assurance that, in every instance, the Company will be able to comply with all necessary conditions or manage successfully such price protection or stock rotation opportunities, if available. Also, a manufacturer which elects to terminate a distribution agreement generally will repurchase its products carried in a wholesale distributor's inventory. These industry practices are sometimes not included in written agreements and do not protect the Company in all cases from declines in inventory value, excess inventory or product obsolescence. There can be no assurance that manufacturers will continue such practices or that the Company will be able to manage successfully its existing and future inventories. Historically, the Company has not experienced losses due to obsolete inventory in excess of established inventory reserves. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technology could have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain major systems vendors, including IBM, have developed and will continue to implement programs which allow the Company to assemble systems from components provided by the vendors. While the Company has developed the ability to integrate and configure computer products, the process of assembling large volumes of systems from components will require new business practices by the Company. It is also uncertain how the vendors will apply policies related to price protection, stock rotation and other protections against the decline in inventory value of such system components. There can be no assurance that the Company will be successful in the integration and configuration of computer products or that certain vendors will apply the same price protection and stock rotation policies to the Company's component inventories.

  Low Profit Margins. As a result of price competition, the Company has low gross profit and operating income margins. These low margins magnify the impact on operating results of variations in net sales and operating costs. The Company has partially offset the effects of its low gross profit margins by increasing net sales, availing itself of large volume purchase discount opportunities and reducing selling, general and administrative expenses as a percentage of net sales. However, there can be no assurance that the Company will maintain or increase net sales, continue to avail itself of large volume purchase discount opportunities or further reduce selling, general and administrative expenses as a percentage of net sales in the future. Future gross profit margins may be materially and adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures.

  Product Supply Shortages. The Company is dependent upon the supply of products available from its vendors. From time to time, the industry has experienced product shortages due to vendors' difficulty in projecting demand for certain products distributed by the Company. When such product shortages occur, the Company typically receives an allocation of product from the vendor. There can be no assurance that vendors will be able to maintain an adequate supply of products to fulfill all of the Company's orders on a timely basis. Failure to obtain adequate product supplies, if such supplies are available to competitors, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Extension of Credit to Customers Without Requiring Collateral. The Company sells products to a broad geographic and demographic base of customers and offers unsecured credit terms to its customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. Sirius accounted for more than 10% of the Company's outstanding accounts receivable at December 31, 1997. No other single customer accounted for more than 5% of the Company's outstanding accounts receivable balance at December 31, 1997. Historically, the Company has not experienced losses from write-offs in excess of established reserves. Should the Company's customers increase the rate at which they default on payments due to the Company, and should the Company be unable to collect such amounts, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  Seasonality. The computer distribution industry experiences seasonal trends and, within each quarter, generally tends to sell a substantial amount of its products in the last few days of the quarter. The Company's largest vendor, IBM, sells approximately 35-40% of its products in the last calendar quarter, and such continuing pattern could have an effect on the Company's quarterly net sales. Historically, a substantial portion of the Company's net sales has been made in the last few days of a quarter. Due to the Company's recent significant growth through acquisitions and the Company's increased dependence on the sale of IBM products, variations experienced by IBM and the Company may be magnified in the future and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Expanding Service Capabilities. The Company is expanding the nature and scope of its value-added services. There can be no assurance that new value-added services will be integrated successfully with the Company's commercial mid-range server and related products distribution business. If the Company is unable to effectively provide value-added services, it may be unable to compete effectively for the business of certain customers which require the provision of such services as a condition to purchasing products from the Company. In addition, the Company will be subject to risks, commonly associated with a value-added services business, including dependence on reputation, fluctuations in workload and dependence on the ability to identify, recruit and retain qualified technical personnel. The expansion of the Company's value-added services is expected to require a significant capital investment, including an increase in the number of technical employees. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence On Third-Party Shippers. The Company presently ships a majority of its products from its warehouses via Federal Express Corporation ("FedEx"), but also ships via United Parcel Service of America, Inc. ("UPS") and other common carriers. In addition, certain products that the Company sells are drop shipped to its customers via these carriers. Changes in shipping terms or the inability of FedEx, UPS or any other third-party shipper to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption or any other reason) could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company can maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis.

  Planned International Expansion. Although the Company to date has not generated significant net sales from international operations, one of the elements of its business strategy is to expand internationally. The Company was recently authorized to distribute IBM's AS/400 products in Canada. There can be no assurance that the Company will be able to expand successfully its international business. Certain risks inherent in doing business on an international level include, but are not limited to, management of remote operations, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and results of operations.

  Risk Associated With Potential "Year 2000" Problems of Third Parties. It is possible that the currently installed computer systems, software products or other business systems of the Company's vendors or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output data in the year 2000 or thereafter without error or interruption (commonly known as the "Year 2000 problem"). The Company believes that its business systems, including its computer systems, are not subject to the Year 2000 problem; however, the Company has begun to query its vendors and customers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all such Year 2000 problems in the computer systems of its vendors or customers in advance of their occurrence or that they will be able to successfully rectify any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. The purchasing patterns of existing and potential customers, however, may be affected by Year 2000 problems, which could cause fluctuations in the Company's sales volumes and could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES


  The Company leases all facilities used in its business. The following table summarizes the principal properties occupied by the Company:

                                                                        APPROXIMATE   LEASE
                                                                          SQUARE    EXPIRATION
                  LOCATION                         PRINCIPAL USE          FOOTAGE      DATE
                  --------                         -------------        ----------- ----------
 Campbell, California....................... Corporate Headquarters       36,000       2000
                                             and Sales Office
 San Antonio, Texas(1)...................... Business Partner             27,000       1998
                                             Solutions, Inc.
                                             Corporate Headquarters
                                             and Sales, Marketing and
                                             Technical Support Office
 Fremont, California........................ Warehouse, Distribution      66,500       2003
                                             and Integration Center
 Irvine, California......................... Warehouse, Distribution      41,000       2004
                                             and Integration Center
                                             and Sales Office
 San Antonio, Texas(1)...................... Warehouse, Distribution      30,000       1998
                                             and Integration Center
 Burr Ridge, Illinois (a suburb of Chicago). Warehouse, Distribution,     16,900       2003
                                             Integration Center and
                                             Sales, Marketing and
                                             Technical Support Office
 Framingham, Massachusetts (a suburb of                                   11,200       2000
  Boston)................................... Sales Office
 Colorado Springs, Colorado................. Sales Office                  2,500       1999

--------
(1) It is currently anticipated that the operations housed in these locations will be moved by July 1998 to a single new 87,000 square foot facility in San Antonio, Texas, which has been leased by the Company through 2008.

  The Company believes its facilities are suitable for their uses and are generally adequate to support the Company's current level of operations. The Company believes that lease extensions or replacement space may be obtained for all of its leased facilities upon the expiration of the current lease terms, in most cases at rates not materially higher than those currently in effect.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not presently a party to any litigation that is material to the Company. The Company is involved in various other investigations and claims arising in the normal conduct of its business, none of which, in the opinion of the Company, will have a material adverse effect on the Company's business, financial condition and results of operations or its ability to conduct business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
     MATTERS

  (a) Common Stock Price Range

  The Company's Common Stock is quoted on The Nasdaq National Market under the symbol "SVTG." Prior to November 24, 1997, the Common Stock was quoted on The Nasdaq National Market under the symbol "WSTM." The following table sets forth, for the periods indicated, high and low sales prices for the Common Stock as reported by The Nasdaq National Market.

                                                                    HIGH   LOW
                                                                   ------ -----
   YEAR ENDED DECEMBER 31, 1996
    First Quarter................................................. $ 7.07 $4.38
    Second Quarter................................................  11.38  6.25
    Third Quarter.................................................   9.13  5.88
    Fourth Quarter................................................  12.38  8.00
   YEAR ENDED DECEMBER 31, 1997
    First Quarter................................................. $14.50 $9.50
    Second Quarter................................................  13.50  8.63
    Third Quarter.................................................  12.75  8.00
    Fourth Quarter................................................  11.63  9.00

  (b) On March 11, 1998, the closing sale price of the Common Stock on the Nasdaq National Market was $11.50 per share. As of March 11, 1998, there were approximately 300 stockholders of record and approximately 1,800 beneficial stockholders of the Common Stock. The Company has never declared or paid any cash dividends on the Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation of its business, including possible acquisitions, and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share data)

                                            YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                  1993(1)  1994(1)     1995      1996     1997
                                  -------  --------  --------  -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Net sales.....................  $96,843  $119,285  $106,462  $131,697 $237,884
  Cost of goods sold............   79,802   102,662    93,416   114,389  205,089
                                  -------  --------  --------  -------- --------
  Gross profit..................   17,041    16,623    13,046    17,308   32,795
  Selling, general and
   administrative expenses......   16,373    16,958    13,694    13,716   25,969
  Restructuring costs...........    1,510        --     3,600        --       --
                                  -------  --------  --------  -------- --------
  Operating income (loss) --
    continuing operations.......     (842)     (335)   (4,248)    3,592    6,826
  Interest expense..............      535       884       850       978    3,181
                                  -------  --------  --------  -------- --------
  Income (loss) before income
   taxes--continuing operations.   (1,377)   (1,219)   (5,098)    2,614    3,645
  Income tax expense (benefit)..     (286)     (217)       --       276      335
                                  -------  --------  --------  -------- --------
  Income (loss) from continuing
   operations...................   (1,091)   (1,002)   (5,098)    2,338    3,310
  Discontinued operations, net
   of tax.......................      524       387        --        --       --
                                  -------  --------  --------  -------- --------
  Net income (loss).............  $  (567) $   (615) $ (5,098) $  2,338 $  3,310
                                  =======  ========  ========  ======== ========
  Net income (loss) per
   share:(2)
   --Basic......................  $ (0.16) $  (0.17) $  (1.36) $   0.55 $   0.57
   --Diluted....................    (0.16)    (0.17)    (1.36)     0.52     0.55
  Number of shares used in per
   share calculations:(2)
   --Basic......................    3,474     3,669     3,756     4,255    4,902
   --Diluted....................    3,474     3,669     3,756     4,513    5,976
Other Data:
  EBITDA(3).....................  $    24  $    222  $ (3,721) $  4,575 $  9,496
  Depreciation and amortization.      866       557       527       983    2,670
                                              AS OF DECEMBER 31,
                                  ----------------------------------------------
                                   1993      1994      1995      1996     1997
                                  -------  --------  --------  -------- --------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...............  $12,021  $ 12,334  $  7,312  $  7,448 $  6,454
  Total assets..................   34,975    37,898    35,899    63,276  186,888
  Short-term debt...............    6,131     9,261     7,126    11,335   15,579
  Long-term debt, less current
   portion......................       52        65       117        53   22,330
  Stockholders' equity..........   13,976    14,424    11,004    15,714   47,080

--------
(1) Amounts for 1993 and 1994 have been restated to reflect the 1994 discontinuation of the testing division and the 1994 acquisition of First Computer Corporation accounted for as a pooling of interests.
(2) See Note 7 of Notes to Consolidated Financial Statements for information concerning the computation of net income (loss) per share.
(3) EBITDA represents earnings from continuing operations before interest income and expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill and non-cash stock option compensation expenses. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA: (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed previously in "Risk Factors," as well as those discussed elsewhere in this Report or incorporated herein by reference.

OVERVIEW

  Recognizing the consolidation trend in the commercial mid-range systems distribution industry, the Company commenced its acquisition strategy in December 1994 with the acquisition of First Computer Corporation. Since then, the Company has focused upon expanding its commercial mid-range server distribution business through internal growth and strategic acquisitions. On July 26, 1995, the Company sold its electronic components distribution assets to Reptron Electronics Inc. The transaction, valued at approximately $12.5 million, consisted of a $9.2 million payment in cash and the assumption of $3.3 million in accounts payable. Since December 1995, the Company has completed an additional six acquisitions, which have expanded the Company's products and services, increased its geographic market coverage, strengthened its management and technical personnel and increased its operating leverage. The following table summarizes the Company's acquisition history:

                                                                                               ESTIMATED EARNOUT
                                       INITIAL CONSIDERATION   ACTUAL EARNOUT PAID(1)     POTENTIAL CONSIDERATION(1)
                                      ------------------------ -------------------------- --------------------------------
       ACQUISITION        TRANSACTION              SHARES OF                 SHARES OF                     SHARES OF
         TARGET              DATE        CASH     COMMON STOCK  CASH       COMMON STOCK       CASH        COMMON STOCK
 -----------------------  ----------- ----------- ------------ ---------  --------------- -------------- -----------------
Star Management
 Services, Inc.
 ("SMS")(2).............    9/30/97   $49,500,000   460,000           --               -- $    5,000,000            --
Target Solutions, Inc.
 ("TSI")(3).............    3/17/97            --   220,273           --               --             --            --
International Data
 Products, LLC
 ("IDP")(4).............   11/29/96       265,000        --           --               --             --       140,000
Star Technologies, Inc.
 ("STI")(5).............    11/7/96            --   113,263           --           48,721             --        60,000
R&D Hardware Systems
 Company of Colorado
 ("R&D")(6).............     1/2/96     1,000,000   125,000           --           78,587             --            --
International Parts,
 Inc. ("IPI")(7)........   11/18/95            --   300,000           --           42,516             --            --
First Computer
 Corporation ("FCC")(8).    12/1/94            34   328,943           --               --             --            --

--------
(1) As of March 11, 1998.
(2) The $49.5 million cash consideration is to be paid in three installments, with $42.2 million paid at closing and two subsequent payments of $3.7 million to be made on the first and second anniversaries of the closing, respectively. For the eleven months ended September 30, 1997, SMS had audited revenue of $86.5 million and operating income of $1.1 million.
(3) For the year ended December 31, 1996, TSI had unaudited revenue of $16.0 million and net income of approximately $200,000. The TSI agreement provides for a total earnout potential consideration of $10,000,000 in cash and stock. See Note 11 of Notes to Consolidated Financial Statements.
(4) Excludes assumed liabilities of $424,000. For the year ended December 31, 1995, IDP had unaudited revenue of $4.6 million and net income of approximately $2,000. The IDP agreement provides for a total earnout potential consideration of 140,000 shares of Common Stock. See Note 11 of Notes to Consolidated Financial Statements.
(5) For the year ended June 30, 1996, STI had unaudited revenue of $7.5 million and net income of approximately $40,000.
(6) For the year ended December 31, 1995, R&D had unaudited revenue of $9.6 million and net income of approximately $446,000.
(7) For the year ended December 31, 1994, IPI had unaudited revenue of $15.2 million and net income of approximately $90,000.
(8) For the year ended December 31, 1993, FCC had unaudited revenue of $6.1 million and net income of approximately $23,000.

INCOME TAXES

  Due to the utilization of net operating loss carryforwards generated in 1995 and years prior, the Company's effective tax rate was 10.6% and 9.2% in 1996 and 1997, respectively, as compared to a normal combined effective tax rate of approximately 40% for federal and state income taxes. As of December 31, 1997, the Company has utilized substantially all of its available federal net operating loss carryforward amounts. Due to the utilization of these carryforwards and the significant amount of non-tax deductible amortization expense related to goodwill incurred in certain acquisitions, the Company expects its effective tax rate to approximate 50% in 1998.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

                                            FISCAL YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1995         1996        1997
                                           ----------   ----------  ----------
Net sales.................................      100.0%       100.0%      100.0%
Cost of goods sold........................       87.7         86.9        86.2
                                           ----------   ----------  ----------
  Gross profit............................       12.3         13.1        13.8
Selling, general and administrative
 expenses.................................       12.4          9.7         9.8
Depreciation and amortization expense.....        0.5          0.7         1.1
Restructuring costs.......................        3.4          0.0         0.0
                                           ----------   ----------  ----------
    Total operating expenses..............       16.3         10.4        10.9
                                           ----------   ----------  ----------
    Operating income (loss)...............       (4.0)         2.7         2.9
Interest expense..........................        0.8          0.7         1.4
                                           ----------   ----------  ----------
Income (loss) before income taxes.........       (4.8)         2.0         1.5
Income tax expense........................        0.0          0.2         0.1
                                           ----------   ----------  ----------
Net income (loss).........................       (4.8)%        1.8%        1.4%
                                           ==========   ==========  ==========

COMPARISONS OF YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

  Net Sales. Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales increased by 80.6% to $237.9 million in 1997 from $131.7 million in 1996, and by 23.7% in 1996 from $106.5 million in 1995. Net sales in 1995 included $28.2 million in net sales from the Company's former electronic components distribution business, which was sold in July 1995. Excluding the net sales of the electronic components distribution business, net sales in 1996 increased 68.2% from $78.3 million in 1995. The growth in net sales resulted primarily from additions to the Company's sales force, increased marketing efforts, increased integration and storage product sales in CPG and the acquisitions of IPI, R&D, STI, IDP, TSI and SMS.

  Gross Profit. Cost of sales is comprised of purchase costs, net of early payment and volume discounts and product freight. Gross profit as a percentage of net sales is affected by several factors including the mix of high margin and low margin products and services and the proportion of large orders on which the Company extends volume discounts to customers. Gross profit increased by 89.5% to $32.8 million in 1997 from $17.3 million in 1996, and by 32.7% in 1996 from $13.0 million in 1995. Gross profit in 1995 includes $4.1 million in gross profit from the former electronic components distribution business. Excluding the gross profit of the electronic components distribution business, gross profit increased 94.4% in 1996 from $8.9 million in 1995. Gross profit as a percentage of net sales was 13.8% in 1997, 13.1% in 1996 and 12.3% in 1995 (11.4% excluding the electronic components distribution business). The increase in gross profit as a percentage of net sales in 1996 and 1997 was a result of a greater mix of higher margin products and services, including integration and technical support services, as well as increased volume discounts provided by certain vendors.

  Operating Expenses. Operating expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including the Company's information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses and provision for bad debt losses. Fluctuations in operating expenses as a percentage of net sales can result from planned expenditures by the Company for additional sales, marketing, technical support and administrative personnel, efficiencies gained through higher sales volumes and resulting economies of scale and the timing of acquisitions.

  Selling, general and administrative expenses (excluding depreciation and amortization expense) increased by 83.5% to $23.3 million in 1997 from $12.7 million in 1996, and decreased 3.3% in 1996 from $13.2 million in 1995. Selling, general and administrative expenses as a percentage of net sales were 9.8% in 1997, 9.7% in 1996 and 12.4% in 1995. In 1997, selling, general and administrative expenses as a percentage of net sales were essentially the same as in 1996, despite rapid net sales growth and the addition of personnel and infrastructure costs from acquisitions. The Company expects to achieve additional economies of scale in selling, general and administrative expenses in 1998 as the Company continues to integrate the acquisition of SMS which was completed on September 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased in 1996 from 1995 primarily due to elimination of the personnel and infrastructure relating to the electronic components distribution business.

  Depreciation and amortization expense increased by 171.6% to $2.7 million in 1997 from $1.0 million in 1996, and by 86.5% in 1996 from $500,000 in 1995.
Depreciation and amortization expense as a percentage of net sales was 1.1% in 1997, 0.7% in 1996 and 0.5% in 1995. In 1997, depreciation and amortization expense as a percentage of net sales increased over 1996 due to higher amortization expense as a result of increased goodwill related to acquisitions and higher depreciation costs incurred as a result of leasehold improvements and computer equipment additions. In 1996, depreciation and amortization expense as a percentage of net sales increased over 1995 primarily due to higher amortization expense as a result of increased goodwill related to acquisitions.

  Restructuring costs incurred by the Company in 1995 related to the divestiture of the Company's former electronic components distribution business. The $3.6 million charge taken in 1995, 3.4% of net sales, consisted of $1.4 million for write-offs of goodwill, $1.2 million for severance and other related exit charges and $1.0 million for component inventory reserves.

  Operating Income (Loss). Operating income increased by 90.0% to $6.8 million in 1997 from $3.6 million in 1996. In 1995, the Company had an operating loss of $4.2 million. The increase in operating income in 1996 and 1997 resulted from higher net sales and increased gross profit as a percentage of net sales, operating expense control and economies of scale. Operating income (loss) as a percentage of net sales was 2.9% in 1997, 2.7% in 1996 and (4.0%) in 1995.

  Interest Expense. Interest expense increased by 225.3% to $3.2 million in 1997 from $1.0 million in 1996, and by 15.1% in 1996 from $850,000 in 1995.
The increase in interest expense in 1996 and 1997 resulted from increased borrowings in order to fund acquisitions, principally the acquisition of SMS on September 30, 1997, infrastructure additions, expanded operations and overall growth.

  Income Taxes. Income tax expense was $335,000, $276,000 and $0 in 1997, 1996 and 1995, respectively, reflecting effective tax rates of 9.2%, 10.6% and 0%, respectively. The Company's effective tax rate differed from statutory rates due to the utilization of net operating loss carryforwards from losses generated in 1995 and prior.

  Net Income (Loss). Net income increased by 41.6% to $3.3 million in 1997 from $2.3 million in 1996. The Company incurred a net loss of $5.1 million in 1995. Net income (loss) as a percentage of net sales was 1.4% in 1997, 1.8% in 1996 and (4.8%) in 1995.

QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth certain unaudited quarterly financial data and such data expressed as a percentage of net sales for the quarters of 1996 and 1997. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Report, and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                       1996                                 1997
                          ----------------------------------  -----------------------------------
                           FIRST   SECOND    THIRD   FOURTH    FIRST   SECOND    THIRD    FOURTH
                          QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER  QUARTER
                          -------  -------  -------  -------  -------  -------  -------  --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............  $27,617  $32,364  $33,940  $37,776  $35,950  $39,886  $46,139  $115,909
Cost of goods sold......   24,037   28,458   29,443   32,451   29,981   33,293   39,297   102,518
                          -------  -------  -------  -------  -------  -------  -------  --------
 Gross profit...........    3,580    3,906    4,497    5,325    5,969    6,593    6,842    13,391
                          -------  -------  -------  -------  -------  -------  -------  --------
Selling, general and
 administrative
 expenses...............    2,727    2,929    3,297    3,780    4,410    5,213    4,967     8,709
Depreciation and
 amortization...........      211      234      254      284      393      356      504     1,417
                          -------  -------  -------  -------  -------  -------  -------  --------
 Total operating
  expenses..............    2,938    3,163    3,551    4,064    4,803    5,569    5,471    10,126
                          -------  -------  -------  -------  -------  -------  -------  --------
 Operating income.......      642      743      946    1,261    1,166    1,024    1,371     3,265
Interest expense........      237      197      242      302      432      496      604     1,649
                          -------  -------  -------  -------  -------  -------  -------  --------
 Income before income
  taxes.................      405      546      704      959      734      528      767     1,616
Income tax expense......       34       60       61      121      191      121       --        23
                          -------  -------  -------  -------  -------  -------  -------  --------
 Net income.............  $   371  $   486  $   643  $   838  $   543  $   407  $   767  $  1,593
                          =======  =======  =======  =======  =======  =======  =======  ========
 Diluted net income per
  share.................  $  0.09  $  0.11  $  0.14  $  0.18  $  0.11  $  0.08  $  0.15  $   0.19
                          =======  =======  =======  =======  =======  =======  =======  ========
 Number of shares
  (diluted) used in per
  share calculation.....    4,326    4,529    4,476    4,708    4,977    5,196    5,144     8,194
                          =======  =======  =======  =======  =======  =======  =======  ========
                                            AS A PERCENTAGE OF NET SALES
                          -----------------------------------------------------------------------
Net sales...............    100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%    100.0%
Cost of goods sold......     87.0     87.9     86.8     85.9     83.4     83.5     85.2      88.5
                          -------  -------  -------  -------  -------  -------  -------  --------
 Gross profit...........     13.0     12.1     13.2     14.1     16.6     16.5     14.8      11.5
                          -------  -------  -------  -------  -------  -------  -------  --------
Selling, general and
 administrative
 expenses...............      9.9      9.1      9.7     10.0     12.3     13.1     10.8       7.5
Depreciation and
 amortization...........      0.8      0.7      0.8      0.8      1.1      0.9      1.0       1.2
                          -------  -------  -------  -------  -------  -------  -------  --------
 Total operating
  expenses..............     10.7      9.8     10.5     10.8     13.4     14.0     11.8       8.7
                          -------  -------  -------  -------  -------  -------  -------  --------
 Operating income.......      2.3      2.3      2.7      3.3      3.2      2.5      3.0       2.8
Interest expense........      0.9      0.6      0.6      0.8      1.2      1.2      1.3       1.4
                          -------  -------  -------  -------  -------  -------  -------  --------
 Income before income
  taxes.................      1.4      1.7      2.1      2.5      2.0      1.3      1.7       1.4
Income tax expense......      0.1      0.2      0.2      0.3      0.5      0.3       --        --
                          -------  -------  -------  -------  -------  -------  -------  --------
 Net income.............      1.3%     1.5%     1.9%     2.2%     1.5%     1.0%     1.7%      1.4%
                          =======  =======  =======  =======  =======  =======  =======  ========

  The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including, but not limited to, changes in the supply and demand for commercial mid-range servers, peripheral equipment, software and related services, the cost, timing and integration of acquisitions, the addition or loss of a key vendor or customer, the introduction of new technologies, changes in manufacturers' prices, price protection policies or stock rotation privileges, changes in market development funds, changes in the level of operating expenses, product supply shortages, disruption of warehousing or shipping channels, inventory adjustments, increases in the amount of accounts receivable written off, price competition, changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for commercial mid-range servers, and order cancelations or rescheduling. In addition, the computer distribution industry experiences both seasonal trends and, within each quarter, tends to sell a substantial amount of its products at the end of the quarter. For example, the Company's largest vendor, IBM, sells approximately 35-40% of its products in the last calendar quarter. Historically, a substantial portion of the Company's net sales has been made in the last few days of a quarter. Accordingly, the Company's quarterly results of operations are difficult to predict and delays in the closing of sales near the end of a quarter could cause quarterly net sales to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Thus, the Company believes that period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's future operating results are expected to continue to fluctuate as a result of these and other factors, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Fluctuations in Operating Results."

LIQUIDITY AND CAPITAL RESOURCES

  The Company has required substantial capital to finance accounts receivable, inventories, capital expenditures and acquisitions, and has financed these requirements primarily through borrowings under credit facilities, cash generated from operations and recently, the issuance and sale of Series A Preferred Stock and Subordinated Notes.

  In September 1997, the Company negotiated with IBMCC to increase the IBMCC Credit Facility line from $35.0 million to $75.0 million. The line was subsequently increased on a temporary basis to $85.0 million through January 31, 1998. Product purchases from IBM and cash advances from IBMCC are directly charged to the credit line and are paid by the Company based on payment terms outlined in the IBMCC Credit Facility. Borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined. The IBMCC Credit Facility is renewable in September 1999 and contains restrictive covenants which include the maintenance of minimum current, tangible net worth and times interest earned ratios, as defined. As of December 31, 1996 and 1997, the Company had outstanding borrowings under the IBMCC Credit Facility of $27.2 million and $71.7 million, respectively. Of the total outstanding borrowings, $11.2 million and $6.6 million represented cash advances at December 31, 1996 and 1997, respectively. Cash advances bear interest at the prime rate plus 1.875% (10.375% at December 31, 1997). Based on eligible assets, as of December 31, 1997, the Company had additional borrowings available under the IBMCC Credit Facility of approximately $12.5 million.

  On September 30, 1997, the Company entered into the Note Purchase Agreement, pursuant to which the Company sold $15.7 million of Subordinated Notes to the Purchasers, granted to the Purchasers warrants (the "Warrants") to purchase an aggregate of 400,000 shares of the Common Stock and granted to the Purchasers 10 shares of Series B Preferred Stock. The Subordinated Notes, which are subordinated to the Company's primary lender, IBMCC, bear interest at 13.5% annually, include an original issue discount, fully earned upon funding, of $700,000, and are due September 30, 2000. The Company may prepay the Subordinated Notes at 107% of the principal balance subsequent to September 30, 1997, 106% subsequent to September 30, 1998 and 105% subsequent to September 30, 1999. On or after March 31, 2000, the Purchasers may request redemption of up to 50% of the Subordinated Notes issued at 100% of the principal amount. The Warrants issued pursuant to the Note Purchase Agreement have an exercise price of $7.50 per share and expire on September 30, 2004. On each anniversary, the Warrant price may be reset to 87.5% of the price, as defined, of the Common Stock if the market price of the Common Stock is less than $7.50. The Note Purchase Agreement required the Company to register the Common Stock underlying the Warrants on a registration statement on Form S-3. The Series B Preferred Stock issued to the Purchasers allows the holders of the Series B Preferred Stock to elect one member to the Company's Board of Directors if there is a default or event of default, as defined, in the Note Purchase Agreement. The Note Purchase Agreement contains restrictive covenants which include minimum fixed charge coverage ratio, minimum income, minimum consolidated net worth and maximum capital expenditures. The Company used the proceeds from the issuance of the Subordinated Notes to consummate the SMS Acquisition.

  On September 30, 1997, the Company executed an amendment to its IBMCC Credit Facility, pursuant to which the Company obtained the IBMCC Credit Advance to consummate the SMS Acquisition. The IBMCC Credit Advance bears interest at the rate of prime plus 2% (10.5% at December 31, 1997) and is due in four installments through September 30, 1999. As part of the amendment, the Company granted IBMCC warrants to purchase 100,000 shares of the Common Stock. The warrants issued to IBMCC are the same, in all respects, to the Warrants issued to the Purchasers.

  Operating activities for 1997 provided cash in the amount of $5.9 million. For this period, cash was provided primarily as a result of net income of $3.3 million, depreciation and amortization of $2.7 million, and a $32.3 million increase in accounts payable, partially offset by a $23.3 million increase in accounts receivable and a $7.5 million increase in inventories. Favorable accounts payable terms with IBMCC and increased leasing of product purchases by customers through IBMCC and third party leasing vendors, which decreased the average days to collect customer receivables, resulted in the generation of cash in 1997. For 1996, net cash in the amount of $1.0 million was used in operating activities, primarily as a result of higher levels of accounts receivable and inventories, increased sales volume and acquisitions, partially offset by an increase in accounts payable.

  Investing activities for 1997 used cash in the amount of $37.7 million. For this period, cash was used for the acquisitions of SMS and TSI, the equity investment in Q.I.V. Systems, Inc. and continuing leasehold and computer hardware and software investments made at the headquarters, sales office and warehouse and integration center sites. For 1996, net cash in the amount of $2.8 million was used in investing activities, primarily for the acquisitions of R&D, IDP and STI and infrastructure additions.

  Cash provided by financing activities for 1997 was $34.4 million, consisting primarily of borrowings under the Note Purchase Agreement and the IBMCC Credit Advance totaling $23.1 million and the issuance of Series A Preferred Stock totaling $19.1 million, partially offset by the Company's reduction in short-term borrowings by $8.4 million. For 1996, cash provided by financing activities was $3.7 million, resulting primarily from an increase in short-term borrowings to fund working capital requirements.

  The Company believes it has sufficient funds, or alternate sources of funds, to carry on its business as presently conducted through 1998. See "Risk Factors--Future Capital Needs; Uncertainty of Additional Financing."

YEAR 2000 COMPLIANCE

  The Company believes that its business systems, including its computer systems, are not subject to the Year 2000 problem; however, the Company has begun to query its vendors and customers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches. See "Risk Factors-- Risks Associated With Potential "Year 2000" Problems of Third Parties."

BACKLOG

  Although the Company receives purchase orders for products to be delivered to customers over a specified time period, there can be no assurance that such orders will result in sales, as most orders are subject to revision or cancellation without penalty. Consequently, the Company does not believe that backlog is a meaningful indicator of sales for future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Savoir Technology Group, Inc.
Campbell, California

  We have audited the accompanying consolidated balance sheets of Savoir Technology Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Savoir Technology Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 30, 1998, except for
Note 14, as to which the
date is February 17, 1998

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------  --------
                           ASSETS
Current assets:
  Cash....................................................... $   384  $  2,919
  Trade accounts receivable, net of allowance for doubtful
   accounts of $319 in 1997 and $411 in 1996.................  25,943    76,664
  Inventories................................................  26,142    36,841
  Other current assets.......................................   2,254     7,388
                                                              -------  --------
    Total current assets.....................................  54,723   123,812
Property and equipment, net..................................   3,276     4,920
Excess of cost over acquired net assets and other
 intangibles, net............................................   4,937    57,537
Other assets.................................................     340       619
                                                              -------  --------
      Total assets........................................... $63,276  $186,888
                                                              =======  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................. $11,277  $  7,063
  Current portion of long-term debt..........................      58     8,516
  Accounts payable...........................................  33,956    96,143
  Accrued expenses...........................................   1,984     5,636
                                                              -------  --------
    Total current liabilities................................  47,275   117,358
Long-term debt, less current portion.........................      53    22,330
Other........................................................     234       120
Commitments and contingencies (Notes 4, 9 and 11)                  --        --
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; issued and outstanding: 2,242,500 shares
   Series A and 10 shares Series B at December 31, 1997;
   liquidation preference of $21,444 at December 31, 1997          --    18,132
  Common stock, $0.01 par value; 25,000,000 shares
   authorized; issued and outstanding: 5,357,678 shares in
   1997 and 4,488,131 shares in 1996.........................  17,959    27,983
  Retained earnings (deficit)................................  (2,245)      965
                                                              -------  --------
    Total stockholders' equity...............................  15,714    47,080
                                                              -------  --------
      Total liabilities and stockholders' equity............. $63,276  $186,888
                                                              =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995      1996     1997
                                                    --------  -------- --------
Net sales.......................................... $106,462  $131,697 $237,884
Cost of goods sold.................................   93,416   114,389  205,089
                                                    --------  -------- --------
  Gross profit.....................................   13,046    17,308   32,795
                                                    --------  -------- --------
Selling, general and administrative expenses.......   13,694    13,716   25,969
Restructuring costs................................    3,600        --       --
                                                    --------  -------- --------
                                                      17,294    13,716   25,969
                                                    --------  -------- --------
  Operating income (loss)..........................   (4,248)    3,592    6,826
Interest expense...................................      850       978    3,181
                                                    --------  -------- --------
  Income (loss) before income taxes................   (5,098)    2,614    3,645
Income tax expense.................................       --       276      335
                                                    --------  -------- --------
  Net income (loss)................................ $ (5,098) $  2,338 $  3,310
                                                    ========  ======== ========
Net income (loss) per share:
  Basic............................................ $  (1.36) $   0.55 $   0.57
                                                    ========  ======== ========
  Diluted.......................................... $  (1.36) $   0.52 $   0.55
                                                    ========  ======== ========
Number of shares used in per share calculations:
  Basic............................................    3,756     4,255    4,902
                                                    ========  ======== ========
  Diluted..........................................    3,756     4,513    5,976
                                                    ========  ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                          PREFERRED STOCK    COMMON STOCK    RETAINED
                         ----------------- ----------------- EARNINGS
                          SHARES   AMOUNT   SHARES   AMOUNT  (DEFICIT)  TOTAL
                         --------- ------- --------- ------- --------- -------
Balances, January 1,
 1995...................        -- $    -- 3,702,007 $13,909  $   515  $14,424
  Exercise of stock
   options..............        --      --     7,981      18       --       18
  Issuance of common
   stock in business
   combination..........        --      --   300,000   1,660       --    1,660
  Net loss..............        --      --        --      --   (5,098)  (5,098)
                         --------- ------- --------- -------  -------  -------
Balances, December 31,
 1995...................        --      -- 4,009,988  15,587   (4,583)  11,004
  Exercise of stock
   options..............        --      --    92,157     331       --      331
  Issuance of common
   stock in business
   combinations.........        --      --   366,789   1,949       --    1,949
  Issuance under
   employee stock
   purchase plan........        --      --    19,197      92       --       92
  Net income............        --      --        --      --    2,338    2,338
                         --------- ------- --------- -------  -------  -------
Balances, December 31,
 1996...................        --      -- 4,488,131  17,959   (2,245)  15,714
  Exercise of stock
   options..............        --      --    24,375      74       --       74
  Issuance of common
   stock in business
   combinations.........        --      --   809,898   6,825       --    6,825
  Issuance under
   employee stock
   purchase plan........        --      --    31,044     256       --      256
  Issuance of preferred
   stock and common
   stock warrants, net
   of offering costs.... 2,242,500  18,132        --   1,000       --   19,132
  Dividend on preferred
   stock................        --      --     4,230      50     (100)     (50)
  Common stock warrants
   issued in connection
   with debt offerings..        --      --        --   1,330       --    1,330
  Tax benefit from
   exercise of stock
   options..............        --      --        --     489       --      489
  Net income............        --      --        --      --    3,310    3,310
                         --------- ------- --------- -------  -------  -------
Balances, December 31,
 1997................... 2,242,500 $18,132 5,357,678 $27,983  $   965  $47,080
                         ========= ======= ========= =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995     1996      1997
                                                    -------  -------  --------
Cash flows from operating activities:
  Net income (loss)................................ $(5,098) $ 2,338  $  3,310
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization..................     527      983     2,670
    Gain on sale of equipment......................     (68)     (11)       --
    Provision for doubtful accounts receivable.....     291      120       472
    Deferred taxes.................................      --       --    (1,551)
    Accretion on long-term debt obligations........      --       --       344
    Provision for restructuring costs..............   3,600       --        --
    Change in assets and liabilities:
      Accounts receivable..........................     421   (9,648)  (23,282)
      Inventories..................................   2,035   (9,831)   (7,505)
      Other current assets.........................    (110)    (478)   (1,564)
      Other assets.................................    (154)    (484)       --
      Accounts payable.............................   4,001   15,591    32,312
      Accrued expenses and other liabilities.......  (1,726)     403       655
                                                    -------  -------  --------
        Net cash provided by (used in) operating
         activities................................   3,719   (1,017)    5,861
                                                    -------  -------  --------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired..      --     (640)  (35,166)
  Proceeds from sale of equipment..................     192       22        --
  Acquisition of other assets......................      --       --      (988)
  Acquisitions of property and equipment...........  (1,364)  (2,200)   (1,592)
                                                    -------  -------  --------
        Net cash used in investing activities......  (1,172)  (2,818)  (37,746)
                                                    -------  -------  --------
Cash flows from financing activities:
  Net proceeds (repayments) from short-term
   borrowings......................................  (2,135)   3,434    (8,414)
  Payments on long-term debt obligations...........    (123)    (184)     (236)
  Proceeds from exercise of stock options..........      18      331        74
  Proceeds from employee stock purchase plan.......      --       92       256
  Proceeds from issuance of long-term debt, net of
   issuance cost...................................      --       --    23,099
  Proceeds from issuance of preferred stock and
   warrants, net...................................      --       --    19,082
  Proceeds from equipment loans....................     101       --       559
                                                    -------  -------  --------
        Net cash provided by (used in) financing
         activities................................  (2,139)   3,673    34,420
                                                    -------  -------  --------
Net increase (decrease) in cash....................     408     (162)    2,535
Cash--beginning of period..........................     138      546       384
                                                    -------  -------  --------
Cash--end of period................................ $   546  $   384  $  2,919
                                                    =======  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of Operations:

  Savoir Technology Group, Inc. (the Company), formerly Western Micro Technology, Inc., is a value-added distributor of commercial mid-range servers (file servers and workstations), peripheral equipment and a full range of storage products and software. The Company also integrates and configures personal computers, work- stations and departmental servers, as well as provides and remarkets installation and technical support services. Prior to July 26, 1995, the Company's operations also included the distribution of electronic components (see Note 12). The Company's primary sales office and distribution center, from which it ships products to customers throughout the United States, is located in Northern California. In addition to the Northern California location, the Company has distribution centers in Texas, Massachusetts, Southern California and Illinois and has sales offices throughout the United States. The principal customers of the Company are value-added-resellers, systems integrators and original equipment manufacturers located in the United States.

  Consolidated Financial Statement Presentation:

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Star Management Services, Inc.
(SMS) which the Company acquired in a purchase combination on September 30, 1997 (see Note 11). All significant intercompany accounts and transactions have been eliminated.

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

  Certain Risks and Concentrations:

  The Company maintains cash balances with four major financial institutions. The Company sells its products to a broad geographic and demographic base of customers, extends trade credit, and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. One customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1997. No other customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1996 and 1997.

  Revenues are concentrated with a relatively limited number of customers and the providers of certain systems are concentrated among a few manufacturers. The loss of a major customer or the interruption of certain supplier relationships could adversely affect operating results. During the years ended December 31, 1995, 1996 and 1997, approximately 30%, 50% and 65%, respectively, of the Company's revenue was generated from the sale of products purchased from one of the Company's vendors, International Business Machines Corporation (IBM).

  Fair Value of Financial Instruments:

  The carrying amounts of the Company's financial instruments including cash, accounts receivable, notes payable, accounts payable and accrued expenses approximate fair value due to their short maturity.

  Revenue Recognition:

  The Company records revenue, net of allowance for estimated returns, at the time of product shipment.

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  Inventories:

  Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost or net realizable value. Cost is determined using average and specific cost methods. The Company's inventories include high technology computer systems that may be specialized in nature and subject to rapid technological obsolescence. The Company does, however, have certain return privileges with many of its vendors. While the Company attempts to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term.

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

  Excess of Cost over Acquired Net Assets and Other Intangibles:

  The excess cost over acquired net assets is being amortized on a straight-line basis over 15 and 20 year periods. Other intangibles are being amortized on a straight-line basis over their estimated useful lives which is typically 3 to 5 years. Amortization expense was $39,000, $292,000 and $1,400,000, in 1995, 1996 and 1997, respectively. The Company reviews the carrying value of excess costs over acquired net assets and other intangibles for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. At December 31, 1997, the net unamortized balance of goodwill is not considered to be impaired.

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

  Market Development Funds:

  Primary vendors provide the Company with market development funds in an amount that is generally based on purchases of the vendors' products and services. These funds typically range from 1% to 3% of such purchases and are required to be used to market and promote the vendors' products and services. The Company records these funds when earned as a reduction to offset direct costs of marketing, selling, general, and administrative expenses.

  Stock-Based Compensation:

  The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  Net Income (Loss) Per Share:

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and conversion of preferred stock outstanding. All prior period earnings per share amounts have been restated to comply with SFAS 128.

  Reclassifications:

  Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These classifications did not change previously reported total assets, liabilities, stockholders' equity or net income (loss).

  Recent Accounting Pronouncements:

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

2. LONG LIVED ASSETS:

  Property and equipment consist of the following (In thousands):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1997
                                                                 ------  ------
   Computer and office equipment................................ $4,728  $8,286
   Leasehold improvements.......................................    682   1,190
                                                                 ------  ------
                                                                  5,410   9,476
   Accumulated depreciation and amortization.................... (2,134) (4,556)
                                                                 ------  ------
                                                                 $3,276  $4,920
                                                                 ======  ======

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

2. LONG LIVED ASSETS, CONTINUED:

  Excess of cost over acquired net assets and other intangibles (In thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1997
                                                                ------  -------
   Excess of cost over net assets acquired..................... $4,668  $55,528
   Other intangibles...........................................    600    3,740
                                                                ------  -------
                                                                 5,268   59,268
   Accumulated amortization....................................   (331)  (1,731)
                                                                ------  -------
                                                                $4,937  $57,537
                                                                ======  =======

3. BORROWING ARRANGEMENTS:

  Notes Payable (In thousands):

                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1996    1997
                                                                  ------- ------
   Working capital line.......................................... $11,277 $6,645
   Other.........................................................      --    418
                                                                  ------- ------
                                                                  $11,277 $7,063
                                                                  ======= ======

  The Company has an inventory and working capital financing agreement (the IBMCC Credit Facility) with IBM Credit Corporation (IBMCC), an affiliate of IBM, whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined, and are limited to $75,000,000, temporarily increased to $85,000,000 through January 31, 1998. The IBMCC Credit Facility is renewable in September 1999 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratios, as defined and is collateralized by substantially all assets of the Company. As of December 31, 1996 and 1997, the Company had outstanding borrowings under this agreement of $27,286,000 and $71,661,000, respectively. Of the total outstanding borrowings, $11,277,000 and $6,645,000 represented cash advances at December 31, 1996 and 1997, respectively with the remainder included in accounts payable which amounted to $16,009 and $65,016, respectively. Cash advances bear interest at prime (8.50% as of December 31, 1997) plus 1.875%. Based on eligible assets, as of December 31, 1997, the Company had borrowings available of approximately $12,500,000. The weighted average interest rates for the Company's cash advances during 1996 and 1997 were 9.2% and 10.23%, respectively.

  Long-Term Debt (In thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                  1996   1997
                                                                  ----  -------
   Subordinated notes payable...................................  $--   $15,700
   IBMCC loan...................................................   --    10,000
   SMS seller notes.............................................   --     7,350
   Other........................................................  111       528
                                                                  ---   -------
                                                                  111    33,578
   Less discount................................................   --    (2,732)
                                                                  ---   -------
                                                                  111    30,846
   Less amount due within one year..............................  (58)   (8,516)
                                                                  ---   -------
   Long-term debt due after one year............................  $53   $22,330
                                                                  ===   =======

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

3. BORROWING ARRANGEMENTS, CONTINUED:

  Principal payments for long-term debt at December 31, 1997 are as follows:

   1998................................................................. $ 8,787
   1999.................................................................   8,803
   2000.................................................................  15,834
   2001.................................................................     131
   2002.................................................................      23
                                                                         -------
                                                                         $33,578
                                                                         =======

  On September 30, 1997, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with Robert Fleming, Inc. and Canpartners Investments IV, LLC, as purchasers (together, the "Purchasers") and Canpartners Investments IV, LLC, as agent for the Purchasers. Pursuant to the Note Purchase Agreement, the Company sold $15,700,000 of secured notes to the Purchasers, granted to the Purchasers warrants to purchase 400,000 shares of the Company's Common Stock, and granted to the Purchasers ten shares of newly authorized and issued Series B Preferred Stock. The notes, which are subordinated to the Company's primary lender, IBMCC, bear interest at 13.5% annually, include an original issue discount, fully earned upon funding, of $700,000 and are due September 30, 2000. The Company may prepay the notes at 107% of the principal balance subsequent to September 30, 1997, 106% subsequent to September 30, 1998 and 105% subsequent to September 30, 1999. On or after March 31, 2000, the Purchasers may request redemption of up to 50% of the notes issued at 100% of the principal amount. The warrants issued pursuant to the Note Purchase Agreement have a purchase price of $7.50 and expire in seven years. On each anniversary the warrant price may be reset to 87.5% of the price, as defined, of the Company's Common Stock if the market price is less than $7.50. The warrants issued in connection with the notes were determined to have a fair market value of $1,064,000, which has been charged, along with the original issue discount, to discount on notes payable. The discount is being charged to interest expense on a straight-line basis over the life of the notes. The Series B Preferred Stock issued to the purchasers allows the holders of the Series B Preferred Stock to elect one member to the Company Board of Directors if there is a default or event of default, as defined, on the Note Purchase Agreement. The Note Purchase Agreement contains restrictive covenants which include minimum fixed charge coverage ratio, minimum income, minimum consolidated net worth and maximum capital expenditures, as defined. The Company was not in compliance with the maximum capital expenditure covenants at December 31, 1997 and received a waiver for this specific violation. The Company used the proceeds from the notes to consummate the SMS acquisition (see Note 11).

  On September 30, 1997, the Company executed an amendment to the IBMCC Credit Facility. Pursuant to the amendment of the IBMCC Credit Facility, the Company obtained an additional loan of $10,000,000 to consummate the acquisition of SMS. The loan bears interest at prime (8.5% as of September 30, 1997) plus 2% and is due in four installments through September 30, 1999. As part of the amendment, the Company granted IBMCC warrants to purchase 100,000 shares of the Company's Common Stock. The warrants issued to IBMCC are the same, in all respects, to the warrants issued to the Purchasers of the Note Agreement. These warrants were determined to have a fair value of $266,000, which has been charged against the face value of the loan. The discount is being charged to interest expense over the life of the loan.

  In connection with the acquisition of SMS (see Note 11), the Company is obligated to pay the two selling stockholders of SMS cash payments totaling $3,675,000 on the first and second anniversary of the acquisition, September 30, 1998 and 1999. The non-interest-bearing notes have been discounted using the Company's effective borrowing rate of 10.375%. The total discount to the face value of the notes was $1,047,000 and is being charged to interest expense over the life of the notes.

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

4. OPERATING LEASE COMMITMENTS:

  The Company leases its warehouse and office space under operating leases. These leases expire through 2004 and provide for payment of insurance, maintenance and property taxes. In addition, the Company leases certain equipment under operating leases and rental arrangements extending for periods of up to five years.

  The total rent expense, net of sublease income, was $934,000, $722,000 and $1,600,000 for 1995, 1996 and 1997, respectively.

  Future minimum rental commitments for all noncancelable operating leases are as follows (In thousands):

   YEARS ENDING DECEMBER 31,
   ---------------------------------------------------------------------
   1998................................................................. $1,462
   1999.................................................................  1,324
   2000.................................................................  1,111
   2001.................................................................    985
   2002.................................................................  1,003
   Thereafter...........................................................    542
                                                                         ------
                                                                         $6,427
                                                                         ======

5. INCOME TAXES:

  The provision for (benefit from) income taxes consist of the following (In thousands):

                                                        FEDERAL  STATE   TOTAL
                                                        -------  -----  -------
   1997:
     Current........................................... $ 1,578  $ 308  $ 1,886
     Deferred..........................................  (1,301)  (250)  (1,551)
                                                        -------  -----  -------
                                                        $   277  $  58  $   335
                                                        =======  =====  =======
   1996:
     Current........................................... $   223  $  53  $   276
     Deferred..........................................      --     --       --
                                                        -------  -----  -------
                                                        $   223  $  53  $   276
                                                        =======  =====  =======
   1995:
     Current...........................................      --     --       --
     Deferred..........................................      --     --       --
                                                        -------  -----  -------
                                                        $    --  $  --  $    --
                                                        =======  =====  =======

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

5. INCOME TAXES, CONTINUED:

  The Company's effective tax rate differs from the U.S. federal statutory tax rate as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1995       1996       1997
                                                  -------    -------    -------
   Statutory tax (benefit) rate..................     (34)%       34 %       34 %
   Goodwill and other nondeductible expenses.....      11          4         15
   Benefit resulting from utilization of federal
    NOL..........................................      --        (33)       (17)
   State taxes, net of federal benefit...........      --          6          8
   Change in valuation reserve...................      23         --        (35)
   Other.........................................      --         --          4
                                                  -------    -------    -------
                                                       -- %       11 %        9 %
                                                  =======    =======    =======

  The components of the net deferred tax asset are as follows (In thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996     1997
                                                                -------  ------
   Deferred tax assets:
   Accounts receivable reserve................................. $    93  $  518
   Accumulated depreciation....................................      83      85
   Uniform inventory capitalization............................     248     221
   Inventory reserve...........................................     314     285
   Other nondeductible reserves................................     124     289
   Other.......................................................     111      73
   Net operating losses........................................     915      80
   Valuation allowance.........................................  (1,888)     --
                                                                -------  ------
                                                                $    --  $1,551
                                                                =======  ======

  Realization of the net deferred tax assets as of December 31, 1997 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized.

  At December 31, 1997, the Company had net operating loss carryforwards of approximately $1,600,000 available to offset future taxable income for state tax purposes. The operating loss carryforwards expire from 1998 to 2002, if not utilized.

6. STOCKHOLDERS' EQUITY:

  Stockholders' Equity;

  In August of 1997, the stockholders of the Company approved an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000. The stockholders also approved the change of the Company's state of incorporation from California to Delaware.

  Preferred Stock Private Placement:

  On September 18, 1997, the Company completed the private placement of 1,121,250 units (the "Units"). Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one Common Stock purchase warrant (which expires in five years), par value $0.01 per share, for an aggregate of 1,125,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash or Company Common Stock at the election of the Company and a potential special dividend should the price of the Company's Common Stock fall below $9.5625 on each anniversary of the private placement. The special dividend may not exceed $1.9125 per share

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY, CONTINUED:

each year. The Series A Preferred Stock is convertible at the option of the Holders, at any time, into Common Stock of the Company. The conversion price is $9.3125 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price. Subsequent to September 19, 1998, the Company may redeem the Preferred Stock provided that the Company's Common Stock is trading at one hundred fifty percent (150%) of the conversion price (as adjusted) and the daily trading volume of the Company's stock is in excess of 125,000 shares, as defined. Subsequent to September 19, 2001, the Company may redeem the Preferred Stock at the conversion price (as adjusted). In connection with the transaction, the Company issued warrants for the purchase of 112,125 shares of Common Stock to placement agents. The warrants are exercisable at $9.6875 per share and expire in five years. Net proceeds totaled approximately $19,100,000. The Company used the proceeds to pay down its line of credit and for general working capital purposes.

  Warrants:

  At December 31, 1997, warrants were outstanding to purchase a total of 1,733,375 shares of Common Stock at exercise prices ranging from $7.50 to $9.6875 per share. The warrants, which were issued in connection with various debt and equity financings, expire between 2002 to 2004. At December 31, 1997, the Company had reserved 1,733,375 shares of Common Stock for issuance upon exercise of these warrants. During the years ended December 31, 1996 and 1997, no warrants were exercised.

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

                                                     OPTIONS OUTSTANDING
                                               ---------------------------------
                                     SHARES     NUMBER       PRICE       TOTAL
                                    AVAILABLE     OF          PER         (IN
                                    FOR GRANT   SHARES       SHARE     THOUSANDS)
                                    ---------  ---------  ------------ ---------
Balances, January 1, 1995..........   35,439     594,344  $2.00-$ 8.75  $ 3,238
 Options granted................... (342,500)    342,500  $2.25-$ 5.63    1,151
 Options exercised.................               (7,981) $2.00-$ 2.50      (18)
 Options terminated................  324,375    (324,375) $2.25-$ 8.25   (1,869)
                                    --------   ---------  ------------  -------
Balances, December 31, 1995........   17,314     604,488  $2.00-$ 8.75    2,502
 Additional shares reserved........  400,000
 Options granted................... (441,000)    441,000  $5.00-$10.34    3,367
 Options exercised.................              (92,157) $2.00-$ 6.13     (331)
 Options terminated................   23,750     (23,750) $3.38-$ 8.25     (108)
                                    --------   ---------  ------------  -------
Balances, December 31, 1996........       64     929,581  $2.00-$10.34    5,430
 Additional shares reserved........  700,000
 Options granted................... (610,679)    610,679  $8.00-$12.75    6,506
 Options exercised.................       --     (24,375) $2.25-$ 7.00      (74)
 Options terminated................   79,875     (79,875) $2.13-$12.25     (629)
                                    --------   ---------  ------------  -------
Balances, December 31, 1997........  169,260   1,436,010  $2.00-$12.75  $11,233
                                    ========   =========  ============  =======

  At December 31, 1997, there were 1,605,270 shares of common stock reserved for issuance under the Company's stock option plans and outstanding options for 360,581 shares of common stock were exercisable.

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY, CONTINUED:

Employee Stock Purchase Plan:

  The Company implemented an Employee Stock Purchase Plan (the Plan) in November 1995, under which 175,000 shares of common stock have been reserved for issuance. The Plan is qualified under Section 423 of the Internal Revenue Code. The Plan allows for the purchase of stock at 85% of the lower of the closing stock price at the beginning or the end of each six-month purchase period. As of December 31, 1997, 50,241 shares have been issued under this Plan.

  The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

  The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING        OPTIONS OUTSTANDING
                           -------------------------------- --------------------
                                        WEIGHTED
                                         AVERAGE
                                        REMAINING  WEIGHTED             WEIGHTED
                             NUMBER    CONTRACTUAL AVERAGE    NUMBER    AVERAGE
         RANGE OF          OUTSTANDING    LIFE     EXERCISE EXERCISABLE EXERCISE
     EXERCISE PRICES       AT 12/31/97   (YEARS)    PRICE   AT 12/31/97  PRICE
     ---------------       ----------- ----------- -------- ----------- --------
$2.00-$3.63...............    219,706     7.54      $ 2.74    122,206    $2.75
$5.00-$8.88...............    396,125     8.26      $ 6.08    179,750    $6.09
$9.00-$12.75..............    820,179     9.71      $10.39     58,625    $9.13
                            ---------                         -------
$2.00-$12.75..............  1,436,010     8.95      $ 7.93    360,581    $5.44
                            =========                         =======

  The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997:

                                    GROUP A                    GROUP B
                            -------------------------  -------------------------
                             1995     1996     1997     1995     1996     1997
                            -------  -------  -------  -------  -------  -------
   Risk-free interest
    rates..................    7.68     5.17     6.30     7.64     5.25     6.39
   Expected life........... 5 years  5 years  5 years  4 years  4 years  4 years
   Volatility..............   87.42%   87.42%   75.00%   87.42%   87.42%   75.00%

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

  The weighted average fair value of those options granted in 1995, 1996 and 1997 was $3.34, $7.64 and $6.90, respectively.

  The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan under the Black-Scholes valuation model using the following assumptions for 1997:

   Risk-free interest rate............................................      5.46
   Expected life...................................................... 0.5 years
   Volatility.........................................................    75.00%

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY, CONTINUED:

  The weighted average fair value of those purchase rights granted in 1996 was $5.10.

  The following pro forma income (loss) information has been prepared following the provisions of SFAS No. 123 (amounts in thousands except per share data):

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         ----------------------
                                                          1995     1996   1997
                                                         -------  ------ ------
   Net income (loss)--pro forma......................... $(5,213) $1,750 $1,624
                                                         =======  ====== ======
   Basic net income (loss) per share--pro forma......... $ (1.39) $ 0.41 $ 0.33
                                                         =======  ====== ======
   Diluted net income (loss) per share--pro forma....... $ (1.39) $ 0.42 $ 0.35
                                                         =======  ====== ======

  The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

7. EARNINGS PER SHARE:

  In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (In thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         ----------------------
                                                          1995     1996   1997
                                                         -------  ------ ------
   Numerator--basic and diluted EPS
    Net income (loss)..................................  $(5,098) $2,338 $3,310
    Less: preferred stock dividends....................       --      --   (484)
                                                         -------  ------ ------
    Income available to common stockholders--basic.....   (5,098)  2,338  2,826
    Plus: impact of assumed preferred stock conversion.       --      --    484
                                                         -------  ------ ------
    Income available to common holders plus assumed
     conversions--diluted..............................  $(5,098) $2,338 $3,310
                                                         =======  ====== ======
   Denominator--basic EPS
    Weighted average shares outstanding................    3,756   4,255  4,902
                                                         -------  ------ ------
    Basic earnings per share...........................  $ (1.36) $ 0.55 $ 0.57
                                                         =======  ====== ======
   Denominator--diluted EPS
    Denominator--basic EPS.............................    3,756   4,255  4,902
    Effect of dilutive securities:
    Common stock options and warrants..................       --     258    453
    Convertible preferred stock........................       --      --    621
                                                         -------  ------ ------
                                                           3,756   4,513  5,976
                                                         =======  ====== ======
    Diluted earnings per share.........................  $ (1.36) $ 0.52 $ 0.55
                                                         =======  ====== ======

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

8. SUPPLEMENTAL CASH FLOW INFORMATION:

  Supplemental Disclosures of Cash Flow Information (In thousands):

  Cash paid for interest and income taxes was:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1995  1996   1997
                                                              ---- ------ ------
   Interest.................................................. $895 $1,021 $2,700
   Income taxes.............................................. $ -- $   66 $  706

  Supplemental Disclosures of Noncash Investing and Financing Activities (In thousands):

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1995   1996   1997
                                                           ------ ------ ------
   Tax benefit from exercise of stock options............. $   -- $   -- $  489
   Capital lease obligations.............................. $   79 $   -- $   --
   Common stock issued in connection with acquisitions.... $1,660 $1,949 $6,825
   Dividend on preferred stock............................ $   -- $   -- $   50
   Common stock warrants issued in connection with notes
    payable issuance...................................... $   -- $   -- $1,330
   Common stock warrants issued in connection with pre-
    ferred stock.......................................... $   -- $   -- $1,000

9. CONTINGENCIES:

  The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

10. SAVINGS AND RETIREMENT PLAN:

  The Company maintains the "Western Micro Technology Savings and Retirement Plan," qualified under section 401(a) of the Internal Revenue Code. The Plan provides for tax deferred automatic salary deductions and alternative investment options. Employees are eligible to participate after completion of six months of employment. Participants may apply for loans from their accounts.

  The Plan permits Company contributions determined quarterly by the Board of Directors. No contributions were made in the years ended December 31, 1995, 1996 or 1997.

11. ACQUISITIONS AND INVESTMENTS:

  On September 30, 1997, the Company acquired all of the capital stock of SMS for an aggregate of $42,150,000 in cash at closing and 460,000 shares of the Company's common stock, valued at $3,887,000, and additional cash payments of $3,675,000 to be paid on each of the first and second anniversaries of the closing (see Note 3). In addition, the selling stockholders can earn up to an additional $5,000,000 in cash payments based upon attainment of certain performance goals. All the additional cash payments become immediately due upon a change in control of the Company, as defined. The acquisition has been accounted for as a purchase with the result that SMS operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $47,600,000 of goodwill and other

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

11. ACQUISITIONS AND INVESTMENTS, CONTINUED:

intangible assets. The fair value of assets acquired from SMS was approximately $41,400,000 and liabilities assumed were approximately $36,100,000. SMS is a holding company for a family of companies including Star Data Systems, Inc., dba Sirius Computer Solutions ("Sirius"), a value-added distributor for high technology mid-range solutions in the IBM AS/400 and RS/6000 systems market. Sirius also sells systems directly to end-user customers as an industry remarketer. Prior to the closing of the SMS acquisition, SMS completed a spin-off of the Sirius end-user business as a separate unaffiliated company. Upon acquiring SMS, the distribution arm was renamed Business Partner Solutions, Inc. ("BPS"). Upon completion of the SMS acquisition, BPS became a wholly owned subsidiary of the Company. For the eleven months ended September 30, 1997, the distribution business of Sirius had revenues of approximately $86,500,000 and income from operations of approximately $1,100,000. The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and SMS (excluding the Sirius end-user business) for the fiscal years ended December 31, 1996 and 1997. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the SMS acquisition had been consummated at the beginning of the earliest period presented, nor is it indicative of future operating results.

                                                YEAR ENDED        YEAR ENDED
                                             DECEMBER 31, 1996 DECEMBER 31, 1997
                                             ----------------- -----------------
   Net sales................................   $208,000,000      $306,000,000
                                               ============      ============
   Net income...............................   $    631,000      $    899,000
                                               ============      ============
   Net income per share--basic..............   $       0.13      $       0.17
                                               ============      ============
   Net income per share--diluted............   $       0.13      $       0.14
                                               ============      ============

  For purposes of the pro forma combined data, SMS's financial data for its fiscal year ended October 31, 1996 have been combined with the Company's financial data for the fiscal year ended December 31, 1996. The above amounts do not include pro forma adjustments for sales that would have occurred between the distribution business of SMS and the end-user business if the spinoff of the end-user business had occurred at the beginning of such period presented. Including these sales amounts, pro forma combined net sales would have been approximately $247,000,000 and $336,000,000 for the year ended December 31, 1996 and 1997, respectively.

  On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock (220,273 shares) of the Company. Additional consideration, up to $10,000,000 in cash and stock, can be earned by TSI by meeting certain defined gross profit targets through fiscal year 1998. An additional 62,578 shares were issued by the Company on March 17, 1997, and placed in escrow for the earn-out provision. No shares were earned in 1997. If TSI does not meet the earn-out provision targets in 1998, the appropriate amount of shares will be returned to the Company. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI was approximately $1,141,000 and liabilities assumed were approximately $1,484,000. For the year ended December 31, 1996, TSI had unaudited revenues of approximately $15,000,000 with net income of approximately $200,000.

  On November 29, 1996, the Company acquired the net assets of International Data Products, LLC ("IDP"), a privately held company, for $265,000 in cash and assumed net liabilities of $424,000. The agreement between the Company and IDP (the "Agreement") contains an earn out provision which allows IDP to earn up to 140,000 shares of the Company's common stock based on the attainment of gross profit targets for certain fiscal year

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

11. ACQUISITIONS AND INVESTMENTS, CONTINUED:

1997 and 1998 sales (as defined in the Agreement). In connection with the acquisition, the Company recorded approximately $780,000 of goodwill and other intangible assets. For the year ended December 31, 1995, IDP had unaudited revenues of approximately $4,611,000 with net income of approximately $2,000.

  On November 7, 1996, the Company acquired the net assets of Star Technologies, Inc. ("Star"), a privately held company, for $950,000 paid in common stock (113,263 shares) of the Company. The agreement between the Company and Star (the "Agreement") contains an earnout provision which allows Star to earn up to an additional $1,500,000 of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). An additional 89,418 shares were issued by the Company on November 7, 1996 and placed in escrow for the earnout provision. As of December 31, 1997, 48,721 shares, at an average price of $10.26, have been earned under this provision. If Star does not meet the earnout provision targets, the appropriate amount of shares will be returned to the Company. In connection with the acquisition, the Company recorded approximately $400,000 of goodwill and other intangible assets. For the year ended June 30, 1996, Star had revenues of approximately $7,500,000 with net income of approximately $40,000.

  On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") contains an earnout provision which allows R&D to earn up to an additional 125,000 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $855,000. As of December 31, 1997, the end of the earnout period, 78,587 shares, at an average price of $10.33, have been earned under this provision. In connection with the acquisition, the Company recorded approximately $1,400,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of approximately $9,557,000 with net income of approximately $446,000.

  On November 18, 1995, the Company acquired all of the common stock of International Parts, Inc. ("IPI"), a privately held company for 300,000 shares of the Company's common stock. The agreement between the Company and IPI (the "Agreement") contains an earnout provision which allows for IPI to earn up to an additional 300,000 shares of the Company's common stock based on 30% of gross profit dollars generated for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) in excess of $418,550 per quarter. As of December 31, 1997, the end of the earnout period, 42,516 shares, at an average price of $9.76, have been earned under this provision.

12. SALE OF COMPONENTS BUSINESS AND RESTRUCTURING CHARGE:

  On July 26, 1995, the Company sold its electronics components distribution assets to Reptron Electronics Inc. ("Reptron"). The transaction, valued at approximately $12,500,000, consisted of a $9,200,000 payment in cash and the assumption of $3,300,000 in accounts payable. The sale, which was approved by the Company's stockholders, included the Company's semiconductor component inventory, certain receivables, furniture and equipment. In addition, Reptron assumed certain building and equipment lease obligations. As a result of this sale, the Company recorded a restructuring charge of $3,600,000. Of this amount, $2,376,000 was for non-cash write-offs comprised of $1,353,000 in goodwill and a $1,023,000 increase to long-term inventory related reserves. Severance and other exit related charges related to the sale comprised the remaining $1,224,000. In February 1996, approximately $211,000 was distributed from the escrow to the Company and the balance was paid to Reptron. Concurrent with the distribution of the escrow funds, Reptron returned approximately $789,000 of designated assets, valued at historical cost, to the Company. These designated assets were primarily comprised of semiconductor inventories. As of December 31, 1997 the Company did not have any inventory related to the Reptron transaction.

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

13. PENDING ACQUISITION:

  On November 22, 1997, the Company signed a definitive agreement to acquire MCBA Systems, Inc. (MCBA), a privately held company, for approximately 900,000 shares of the Company's common stock. Additional consideration of 1,500,000 shares can be earned by MCBA stockholders by meeting certain future performance targets. The acquisition is subject to a number of conditions, including the approval by the stockholders of the Company. The acquisition is anticipated to close in March of 1998. MCBA distributes the same IBM mid-range servers as the Company plus the IBM S/390 system. For the year ended December 31, 1997, MCBA had unaudited revenues of $26,900,000 with unaudited net income of $26,000.

14. SUBSEQUENT EVENT:

  On February 17, 1998, the Company completed a Registration Statement on Form S-3 for the registration of 4,482,542 shares of common stock issuable in connection with the conversion of Series A Preferred Stock and the exercise of certain warrants and for restricted shares issued in the SMS transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

  The following table sets forth certain information regarding the executive officers and directors of the Company as of February 28, 1998.

NAME                       AGE POSITION
----                       --- --------
P. Scott Munro...........   41 Chairman of the Board, Chief Executive Officer,
                               President, Secretary and Director
James W. Dorst...........   43 Chief Financial Officer
Robert O'Reilly..........   45 Senior Vice President
Carlton Joseph Mertens      32 Chief Executive Officer and President of the
 II......................      Company's subsidiary, Business Partner Solutions,
                               Inc., and Director
Angelo Guadagno(1)(2)....   55 Director
James J. Heffernan(3)....   55 Director
K. William Sickler(1)(2).   48 Director
J. Larry Smart(1)(3).....   49 Director

--------
(1) Member of the Compensation Committee.
(2) Member of the Stock Option Committee.
(3) Member of the Audit Committee.

  P. SCOTT MUNRO has served as Chief Executive Officer, President and Secretary of the Company since July 1995. Mr. Munro has also served as Chairman of the Board since January 1998 and served as a Director of the Company from July 1995. From January 1993 to July 1995, Mr. Munro was President, Computer Systems Division of the Company, and from July 1990 to January 1993, he served as Senior Vice President, Computer Systems Division of the Company. Prior to 1990, Mr. Munro served as a General Manager for both Future Electronics, Inc., a distributor of electronic components, and Arrow Electronics, Inc., a distributor of computer products.

  JAMES W. DORST has served as Chief Financial Officer of the Company since May 1995. From May 1994 to February 1995, Mr. Dorst was Chief Financial Officer of Accolade, Inc., an entertainment software developer. From March 1986 to April 1993, he was Chief Financial Officer of Drypers Corporation, a manufacturer of consumer disposable products. Prior to 1986, he was employed by the public accounting firm of Coopers & Lybrand L.L.P.

  ROBERT O'REILLY has served as Senior Vice President of the Company since September 1997 and prior to that time served as Vice President of Human Resources from February 1996 and Director of Human Resources from September 1995. Prior to joining the Company, Mr. O'Reilly was a Director of Human Resources, with special emphasis on recruitment, training and development, during his 10-year career with Future Electronics, Inc., a distributor of electronic components.

  CARLTON JOSEPH MERTENS II has served as a Director of the Company and as Chief Executive Officer and President of the Company's subsidiary, Business Partners Solutions, Inc., since September 1997. From 1984 to September 1997, Mr. Mertens was an active member of SMS' management team, and served as Executive Vice President of SMS from 1991 to September 1997 prior to its acquisition by the Company.

  ANGELO GUADAGNO has served as a Director of the Company since August 1997. From 1989 to 1997, he was the Vice President of Worldwide Channel Sales of Data General, a manufacturer of servers, storage systems and related software. During his tenure at Data General he also served as: Vice President of U.S. Sales from 1994 to 1996; Vice President, American Sales and Services from 1990 to 1994; and Vice President of North American Sales Division from 1989 to 1990.

  JAMES J. HEFFERNAN has served as a Director of the Company since October 1995. Since January 1996, he has been Chief Financial Officer and a director of USWeb Corporation, an Internet consulting firm. From March 1995 to January 1996, he was Chief Financial Officer of Interlink Computer Sciences, a software company. Prior to such time, Mr. Heffernan was Chairman of the Board and Chief Financial Officer of Panoramic, Inc., a software company. From June 1994 to June 1995, Mr. Heffernan was a director of International Microcomputer Software, Inc., a software company.

  K. WILLIAM SICKLER has served as a Director of the Company since July 1993. Mr. Sickler has served as Chief Executive Officer and President of Gadzoox Networks, Inc., a provider of gigabit fibre channel networking products since April 1996. From July 1995 to April 1996, he was Executive Director of Software Business Development for Seagate Technology, a software developer and manufacturer of disk drives, with responsibility for analysis of potential software company acquisitions. From December 1992 to July 1995, Mr. Sickler was President and Chief Executive Officer of Network Computing, Inc., a provider of network management software for local area networks.

  J. LARRY SMART has served as a Director of the Company since October 1995. From October 1995 to January 1998, he also served as Chairman of the Board of the Company. Since March 1997, Mr. Smart has served as President and Chief Executive Officer of Visioneer, Inc., a developer of personal desktop management hardware and software imaging products, and served as Chairman of the Board of Directors of that company from February 1997 until assuming the position of President and Chief Executive Officer. From July 1995 until March 1997, he was Chairman of the Board, President and Chief Executive Officer of StreamLogic Corporation, a data storage company. From March 1994 to February 1995, Mr. Smart was President and Chief Executive Officer of Maxtor Corporation, a data storage company. From July 1991 to February 1995, Mr. Smart was President and Chief Executive Officer of Southwall Technologies, Inc., a materials sciences company.

  The Company currently has authorized six (6) members of the Board of Directors. All directors are elected to hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified. Officers are elected at the first meeting of the Board of Directors following the stockholders' meeting at which the directors are elected and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors and executive officers to file reports of their ownership and change in ownership of the Company's common stock with the Commission. Based solely upon a review of such reports, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors and executive officers during the last fiscal year were filed on time, except that Messrs. Guadagno and O'Reilly filed their Forms 3 approximately 5 months late.

ITEM 11. EXECUTIVE COMPENSATION

  The following table provides certain summary information for the years ended December 31, 1995, 1996 and 1997 concerning compensation paid to the Company's Chief Executive Officer and to the Company's two other named executive officers whose compensation exceeded $100,000 in 1997 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                        ANNUAL COMPENSATION            AWARDS
                                 ---------------------------------- ------------
                                                                     SECURITIES
        NAME AND          FISCAL                     OTHER ANNUAL    UNDERLYING     ALL OTHER
   PRINCIPAL POSITION      YEAR  SALARY($) BONUS($) COMPENSATION($)  OPTIONS(#)  COMPENSATION($)
   ------------------     ------ --------- -------- --------------- ------------ ---------------
P. Scott Munro..........   1997   302,485  119,398         --         150,000          --
 Chairman of the Board,    1996   221,286  122,564         --         125,000          --
 Chief Executive           1995   173,660  152,530         --          60,000          --
 Officer, President and
 Secretary
James W. Dorst..........   1997   192,333   51,872         --          30,000          --
 Chief Financial Officer   1996   150,000   47,867         --          20,000          --
                           1995   100,000   30,640      20,833(1)      50,000          --
Robert O'Reilly(2)......   1997   142,517   36,578         --          30,000          --
 Senior Vice President

--------
(1) Mr. Dorst served as a consultant to the Company from February 1995 until he was hired by the Company in May 1995. During his consultancy with the Company, he was paid $20,833.
(2) Mr. O'Reilly became an executive officer of the Company during 1997.

RECENT OPTION GRANTS

  The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                            POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED
                         NUMBER OF     PERCENT OF                           ANNUAL RATES OF STOCK
                         SECURITIES  TOTAL OPTIONS                         PRICE APPRECIATION FOR
                         UNDERLYING    GRANTED TO   EXERCISE OR               OPTION TERM($)(2)
                          OPTIONS     EMPLOYEES IN  BASE PRICE  EXPIRATION -----------------------
NAME                     GRANTED(#)  FISCAL YEAR(1)  ($/SHARE)     DATE        5%          10%
----                     ----------  -------------- ----------- ---------- ---------- ------------
P. Scott Munro..........   75,000(3)      13.2%       11.375    5/16/07       536,526    1,359,662
                           75,000(4)      13.2%       11.375    5/16/07       536,526    1,359,662
James W. Dorst..........   15,000(3)       2.6%       11.375    5/16/07       107,305      271,932
                           15,000(4)       2.6%       11.375    5/16/07       107,305      271,932
Robert O'Reilly.........   15,000(3)       2.6%       11.375    5/16/07       107,305      271,932
                           15,000(4)       2.6%       11.375    5/16/07       107,305      271,932

--------
(1) Based on options to purchase an aggregate of 567,000 shares of Common Stock granted during fiscal 1997.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of Common Stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.
(3) These options have a 10-year term and vest at the rate of twenty-five percent (25%) per year over a four-year period. These options have accelerated vesting upon a change of control of the Company.
(4) These options have a 10-year term and vest based on the price of the Common Stock expressed as a 30-day consecutive average, with one hundred percent (100%) vesting after five years in any event. These options have accelerated vesting upon a change of control of the Company.

  The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 1997.

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                   VALUES(1)

                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                            OPTIONS AT FISCAL YEAR-END  AT FISCAL YEAR-END ($)
NAME                        EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----                        -------------------------- -------------------------
P. Scott Munro.............     134,218 / 302,500          718,549 / 828,438
James W. Dorst.............      30,000 /  70,000          210,000 / 233,750
Robert O'Reilly............      11,250 /  63,750           32,344 /  97,031

--------
(1) Based on a per share price of $10.375, the closing price of the Common Stock as reported by The Nasdaq National Market on December 31, 1997, the last trading day of the fiscal year.

COMPENSATION OF DIRECTORS

  The Company's outside directors (i.e., those who are not employees of the Company) receive an annual retainer of $20,000, plus $750 for each board meeting attended. The Company pays for directors' liability insurance and has entered into indemnification agreements with each of its directors. At the 1994 Annual Meeting of Stockholders, the stockholders approved the adoption of the 1994 Stock Option Plan, which has on several occasions thereafter been amended. The 1994 Stock Option Plan, as amended, provides for the grant of an option of 15,000 shares of the Common Stock to certain directors who are not employees following their initial election or appointment and an option for 4,000 shares of Common Stock at every regular annual meeting thereafter at which they are elected. The exercise price of the options is the fair market value of the Common Stock on the date of each respective grant and the options vest over a four-year period. In April 1997, the Board of Directors made discretionary grants of nonstatutory stock options to each of the outside directors to purchase 6,250 shares of Common Stock at an exercise price of $11.00 per share.

CHANGE IN CONTROL

  Stock options held by the Company's directors and Named Executive Officers under the Company's Stock Option Plans will become fully vested and exercisable following a change in control of the Company. A "change in control" means the occurrence of any of the following events: (i) stockholder approval of a merger or consolidation of the Company with any other corporation resulting in a change in fifty percent (50%) or more of the total voting power of the Company; (ii) stockholder approval of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (iii) any person becomes the beneficial owner of more than fifty percent (50%) of the Company's total outstanding securities.

EMPLOYMENT AGREEMENTS

  The Company has entered into an employment agreement with P. Scott Munro dated January 1, 1996. Pursuant to the terms of the agreement, as amended, Mr. Munro receives a base salary of $325,000 per year and is eligible to receive a bonus of up to $200,000 per year, subject to achievement of certain performance goals. If Mr. Munro is terminated without cause, he will be entitled to receive his base salary for twelve (12) months following his termination. If Mr. Munro's responsibilities are reduced within twelve (12) months following a change in control and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Munro as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

  The Company has also entered into employment agreements with other management personnel as follows: (i) an employment agreement with James W. Dorst dated June 12, 1995, pursuant to which Mr. Dorst receives a base salary of $200,000 per year and is eligible to receive a bonus of up to $60,000 per year, subject to achievement of certain performance goals; and (ii) an employment agreement with Robert O'Reilly dated January 22, 1998, pursuant to which Mr. O'Reilly receives a base salary of $150,000 per year and is eligible to receive a bonus of up to $50,000 per year and a one-time bonus of $12,500, subject to achievement of certain performance goals. In addition to the foregoing, pursuant to each of their agreements with the Company, if Mr. Dorst or Mr. O'Reilly is terminated for cause, such person will be entitled to receive his base salary and bonus through the date of his termination. If Mr. Dorst or Mr. O'Reilly is terminated without cause, such person will be entitled to receive his base salary for a period following his termination, twelve (12) months for Mr. Dorst and six (6) months for Mr. O'Reilly. If Mr. Dorst's or Mr. O'Reilly's responsibilities are reduced twelve (12) months following a change in control and such reduction in responsibilities is not for cause, any resignation of employment as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

  The Company has entered into an employment agreement with Carlton Joseph Mertens II dated September 30, 1997, pursuant to which Mr. Mertens receives a base salary of $270,000 per year and is eligible to receive a bonus of up to $130,000 per year, subject to achievement of certain performance goals. If Mr. Mertens is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination. If Mr. Mertens is terminated without cause or if Mr. Mertens terminates his employment with the Company for certain specified reasons, he will be entitled to receive his base salary for nine (9) months following his termination; such reasons include assignment or alteration by the Company of Mr. Mertens' duties, responsibilities or obligations materially inconsistent with his position with the Company after notice of Mr. Mertens' objections thereto, failure of the Company to provide to Mr. Mertens the salary or bonuses described above, relocation of the Company's Business Partner Solutions, Inc.'s principal offices outside of San Antonio, Texas, any requirement by the Company for Mr. Mertens to relocate anywhere other than San Antonio, Texas and instructions by the Company given to Mr. Mertens to violate any applicable law after notice of Mr. Mertens' objections. In addition, the Company has entered into a noncompetition agreement with Mr. Mertens dated September 30, 1997 (the "Mertens Non-Compete"). The Mertens Non-Compete was made in connection with the sale by Mr. Mertens of all of his shares of SMS to the Company. Under the Mertens Non-Compete, Mr. Mertens agreed that, with respect to certain geographic areas, including all of the states of the United States of America (but excluding certain California counties), Canada, Mexico and Puerto Rico, he would not sell computer hardware, software or services to value-added resellers, resellers or systems integrators or approach, contact or solicit any employee of the Company (or any affiliate of the Company) to leave the employ of the Company (or any of its affiliates) except through general employment advertising. The Mertens Non-Compete expires on the earlier of September 30, 1999 or the date on which final payment of any salary due to Mr. Mertens is made. The Mertens Non-Compete may terminate earlier upon the Company's failure to pay timely accrued interest on certain promissory notes held by Mr. Mertens.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as to the beneficial ownership of the Common Stock as of March 11, 1998 by: (i) each person known to the Company to beneficially own more than five percent (5%) of the Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and
(iv) all executive officers and directors as a group.

                                                     NUMBER OF    PERCENT OF
                                                       SHARES       SHARES
                                                    BENEFICIALLY BENEFICIALLY
DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS     OWNED(1)     OWNED (2)
-------------------------------------------------   ------------ ------------
ROI Capital Management, Inc. ("ROI") and
 affiliates(3)
 One Bush Street, Suite 1150
 San Francisco, CA 94104...........................    590,825      10.3%
Canpartners Investments IV, LLC ("CanIV")
 and affiliates(4)
 9665 Wilshire Boulevard, Suite 200
 Beverly Hills, CA 90212...........................    517,616       8.6
Strome Susskind Investment Management,
 L.P. ("SSIM") and affiliates(5)
 100 Wilshire Avenue
 Santa Monica, CA 90491............................    590,967       9.7
Carlton Joseph Mertens II(6).......................    460,000       8.4
Hemisphere Trading Co.(7)
 5796 Shelby Oaks Drive, Suite 12
 Memphis, TN 38134.................................    414,000       7.5
Robert Fleming Inc.(8).............................    436,685       7.4
P. Scott Munro(9)..................................    154,844       2.7
James W. Dorst(10).................................     47,469         *
Angelo Guadagno....................................          0         *
James J. Heffernan(11).............................      7,188         *
Robert O'Reilly(12)................................     17,609         *
K. William Sickler(13).............................     22,688         *
J. Larry Smart(14).................................     21,188         *
All executive officers and directors as a group
 (8 persons)(15)...................................    816,433      14.2

--------
 *  Less than one percent (1%).
(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over the shares reported in the table. Information with respect to beneficial ownership is based upon information obtained from the stockholders and from the Company's transfer agent. To the Company's knowledge, unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting and investment power with respect to securities. Shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of February 28, 1998, upon conversion of Series A Preferred Stock or upon exercise of warrants that are currently exercisable or exercisable within 60 days of February 28, 1998 are deemed to be outstanding and to be beneficially owned by the person presently entitled to exercise the right of conversion or exercise for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Each share of Series A Preferred Stock is convertible at any time into shares of the Common Stock at a current ratio of 1.027 shares of Common Stock for each share of Series A Preferred Stock.

(2) Based on 5,489,258 shares of Common Stock outstanding as of March 11,
    1998.
(3) Includes 323,600 shares of Common Stock, 175,000 shares of Series A Preferred Stock and warrants to purchase 87,500 shares of Common Stock. Common Stock ownership information is based on Amendment Number 1 to
    Schedule 13D dated January 26, 1996 filed jointly by ROI, ROI Partners, L.P. ("PTRS"), ROI & Lane, L.P. ("R&L"), Mark T. Boyer and Mitchell J. Soboleski reporting beneficial ownership as follows:

                                                                       SHARED
                                                           SHARES    VOTING AND
                                                        BENEFICIALLY DISPOSITIVE
                                                           OWNED        POWER
                                                        ------------ -----------
     ROI...............................................   323,600      323,600
     PTRS..............................................   201,000      201,000
     R&L...............................................    24,000       24,000
     Mr. Boyer.........................................   201,000      201,000
     Mr. Soboleski.....................................   201,000      201,000

  Messrs. Boyer and Soboleski are the sole stockholders and President and Secretary, respectively, of ROI. Messrs. Boyer and Soboleski and ROI are the general partners of PTRS, which is an investment limited partnership. ROI is the managing general partner of R&L, which is an investment partnership. In addition, the shares of Series A Preferred Stock and warrants are held as follows: (i) 60,000 shares of Series A Preferred Stock and warrants to purchase 30,000 shares of Common Stock are held by ROI Offshore Fund Ltd;
  (ii) 100,000 shares of Series A Preferred Stock and warrants to purchase 50,000 shares of Common Stock are held by PTRS; and (iii) 15,000 shares of Series A Preferred Stock and warrants to purchase 7,500 shares of Common Stock are held by Microcap Partners, L.P. The Series A Preferred Stock and warrants are not registered pursuant to Section 12 of the Exchange Act; therefore, ownership of such securities does not require reporting pursuant to Regulation 13D of the Exchange Act. The Company has no information about the shared voting and dispositive power of such securities.
(4) Includes 208,000 shares of Series A Preferred Stock and warrants to purchase 304,000 shares of Common Stock. Common Stock ownership information is based on a Schedule 13D dated September 30, 1997 filed jointly by CanIV, Canyon Capital Management, L.P. ("CCM"), Canpartners Incorporated ("Canpartners"), Mitchell R. Julis, Joshua S. Friedman and R. Christian B. Evensen, each of whom beneficially owns 512,000 shares and shares voting and dispositive power over all such shares. Messrs. Julis, Friedman and Evensen are the sole stockholders of Canpartners. Messrs. Julis, Friedman and Evensen and Canpartners are the members of CanIV, which is an investment limited partnership formed to hold securities through participation agreements for accounts managed by CCM. Canpartners is the managing general partner of CanIV. CCM is a registered investment advisor controlled by Canpartners. In addition, 208,000 shares of Series A Preferred Stock and warrants to purchase 304,000 shares of Common Stock are held by CanIV. The Series A Preferred Stock and warrants are not registered pursuant to Section 12 of the Exchange Act; therefore, ownership of such securities does not require reporting pursuant to Regulation 13D of the Exchange Act. The Company has no information about the shared voting and dispositive power of such securities.
(5) Includes 387,012 shares of Series A Preferred Stock and warrants to purchase 193,506 shares of Common Stock. The shares of Series A Preferred Stock and warrants are held as follows: (i) 126,852 shares of Series A Preferred Stock and warrants to purchase 63,426 shares of Common Stock are held by Strome Offshore Limited; (ii) 125,098 shares of Series A Preferred Stock and warrants to purchase 62,549 of Common Stock are held by Strome Susskind Hedgecap Fund, LP; (iii) 103,788 shares of Series A Preferred Stock and warrants to purchase 51,894 shares of Common Stock are held by Strome Partners L.P.; and (iv) 31,274 shares of Series A Preferred Stock and warrants to purchase 15,637 shares of Common Stock are held by Strome Hedgecap Limited. The Series A Preferred Stock and warrants are not registered pursuant to Section 12 of the Exchange Act; therefore, ownership of such securities does not require reporting pursuant to Regulation 13D of the Exchange Act. The Company has no information about the shared voting and dispositive power of such securities.
(6) Based on a Schedule 13D dated September 30, 1997 filed by Mr. Mertens.
(7) Based on a Schedule 13G dated October 3, 1997 filed by Hemisphere Trading
    Co.
(8) Includes 155,000 shares of Series A Preferred Stock and warrants to purchase 277,500 shares of Common Stock. The shares of Series A Preferred Stock and warrants are held as follows: (i) 155,000 shares of Series A Preferred Stock and warrants to purchase 277,500 shares of Common Stock are held by Robert Fleming Inc.
(9) Includes 144,218 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(10) Includes 30,000 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(11) Includes 7,188 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(12) Includes 16,250 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(13) Includes 17,188 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(14) Includes 7,188 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(15) Includes 275,158 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  (a) Transactions with Management and Others

    None.

  (b) Certain Business Relationships

    None.

  (c) Indebtedness of Management

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

    The financial statements listed below appear on the pages indicated:

                                                                    PAGE NUMBER
                                                                    -----------
   Consolidated Balance Sheets, December 31, 1996 and 1997.........      24
   Consolidated Statements of Operations for the years ended
    December 31, 1995, 1996 and 1997...............................      25
   Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1995, 1996 and 1997.........................      26
   Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1996 and 1997...............................      27
   Notes to Consolidated Financial Statements......................      28

    2. Financial Statement Schedules

    The financial statement schedules listed below appear on the pages indicated:

                                                                    PAGE NUMBER
                                                                    -----------
   Schedule II--Valuation and Qualifying Accounts and Reserves.....      55
   Report of Independent Accountants on Financial Statement
    Schedules......................................................      56

    3. Exhibits

    The exhibits listed under Item 14(c) are filed or incorporated by reference herein.

  (b) Reports on Form 8-K

    During the fourth quarter of 1997, the Registrant filed the following Current Reports on Form 8-K:

                           ITEM
             DATE          NO.                   EVENT REPORTED
             ----          ---- -----------------------------------------------
     (1) October 10, 1997  5    Execution of the third amendment to the stock
                                purchase agreement pursuant to which the
                                Regisrant acquired Star Management Services,
                                Inc. ("SMS") and the issuance of a press
                                release announcing the closing of the SMS
                                acquisition.
     (2) November 19, 1997 5    Issuance of a press release announcing
                                Registrant's intent to reincorporate in the
                                State of Delaware (the "Reincorporation") and
                                to effect a name change to Savoir Technology
                                Group, Inc. (the "Name Change").
     (3) November 21, 1997 5    Completion of Reincorporation and Name Change
     (4) November 22, 1997 5    Execution of agreement and plan of
                                reorganization pursuant to which the Registrant
                                would acquire all of the outstanding capital
                                stock of MCBA Systems, Inc. and the issuance of
                                a press release in connection therewith.

  (c) Exhibits

    The Exhibits listed below are filed or incorporated by reference herein.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 2.1      Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commis-
          sion on January 17, 1996, and incorporated herein by this reference.
 2.2      Agreement and Plan of Reorganization dated March 17, 1997 by and among the Company, WMT Acquisition Corp., Target Solutions, Inc. and
          Lee Adams, filed as Exhibit 2.1 to the Company's Current Report on
          Form 8-K filed with the Commission on March 28, 1997, and incorpo-
          rated herein by this reference.
 2.3      Asset Purchase Agreement dated May 5, 1995 between the Company and
          Reptron Electronics, Inc., filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on August 9,
          1995, and incorporated herein by this reference.
 2.4      Agreement and Plan of Reorganization dated November 18, 1995 between the Company and International Parts, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 1995, and incorporated herein by this reference.
 2.5+*    Stock Purchase Agreement dated June 4, 1997 by and among the Compa-
          ny, Star Management Services, Inc., Harvey E. Najim and Carlton Jo-
          seph Mertens II, filed as Exhibit 2.1 to the Company's Current Re-
          port on Form 8-K filed with the Commission on July 16, 1997, and in-
          corporated herein by this reference.
 2.6+*    Third Amendment to Stock Purchase Agreement dated September 30, 1997 by and among the Company, Star Management Services, Inc., Harvey E.
          Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 2.7      Purchase Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.5 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 2.8*     Asset Purchase Agreement dated November 7, 1996 by and among the
          Company, Star Technologies, Inc. and the Stockholders of Star Tech-
          nologies, Inc., filed as Exhibit 10.24 to the Company's Annual; Re-
          port on Form 10-K for the year ended December 31, 1996.
 2.9      Asset Purchase Agreement dated November 29, 1996 by and among the
          Company, International Data Products, LLC, Oliver-Allen Corporation,
          Inc., International Data Products and Financial, Ltd., Alan M.
          Bynder and Michael R. Duhaime, filed as Exhibit 10.25 to the
          Company's Amendment on Form 10-K/A to its Annual Report on Form 10-K
          for the year ended December 31, 1996 filed with the Commission on
          November 19, 1997 and incorporated herein by this reference.
 2.10     Certificate of Ownership and Merger dated as of November 21, 1997, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
          dated November 21, 1997, and incorporated herein by this reference.
 2.11     Amendment and Plan of Reorganization dated November 22, 1997, by and among Savoir Technology Group, Inc., MCBA Systems, Inc., Michael N.
          Gunnells and John Harkins, filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on December 22,
          1997, and incorporated herein by this reference.
 3.1      Restated Certificate of Incorporation of Savoir Technology Group,
          Inc., a Delaware corporation, filed as Exhibit 3(ii) to the
          Company's Current Report on Form 8-K dated July 23, 1997, filed on
          August 14, 1997, and incorporated herein by this reference.
 3.2      Amended and Restated Bylaws of Savoir Technology Group, Inc., a Del-
          aware corporation filed herewith.
 4.1      Certificate of Designation, Preferences and Rights of the Company's
          Series A Preferred Stock, filed as Exhibit 3.2 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
  4.2     Certificate of Designation, Preferences and Rights of the Company's
          Series B Preferred Stock, filed as Exhibit 3.1 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
  4.3     Registration and Put Rights Agreement among the Company and the Pur-
          chasers dated September 30, 1997, filed as Exhibit 4.2 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
  4.4     Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and the Purchasers dated September 30, 1997 filed as Exhibit
          4.3 to the Company's Current Report on Form 8-K dated October 10,
          1997, and incorporated herein by this reference.
  4.5     Common Stock Purchase Warrant in favor of Robert Fleming Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated Oc-
          tober 10, 1997 and incorporated herein by this reference.
  4.6     Common Stock Purchase Warrant in favor of CanPartners Investments
          IV, LLC filed as Exhibit 4.5 to the Company's Current Report on Form
          8-K dated October 10, 1997 and incorporated herein by this refer-
          ence.
  4.7     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of Robert Fleming Inc., filed as Exhibit 4.6 to the Company's
          Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.8     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of CanPartners Investments IV, LLC, filed as Exhibit 4.7 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.9     Promissory Note of Registrant in the amount of Ten Million Dollars
          ($10,000,000) in favor of ICC dated September 30, 1997, filed as Ex-
          hibit 4.8 to the Company's Current Report on Form 8-K dated October
          10, 1997 and incorporated herein by this reference.
  4.10    Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and ICC dated September 30, 1997, filed as Exhibit 4.9 to the
          Company's Current Report on Form 8-K dated October 10, 1997 and in-
          corporated herein by this reference.
  4.11    Registration and Put Rights Amendment between the Company and ICC, filed as Exhibit 4.10 to the Company's Current Report on Form 8-K
          dated October 10, 1997 and incorporated herein by this reference.
  4.12    Common Stock Purchase Warrant in favor of ICC, filed as Exhibit 4.11 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
 10.1     Lease Agreement dated February 2, 1998, by and between Green Moun-
          tain Ventures I, Ltd., a Texas limited partnership and the Company's
          Business Partner Solutions, Inc., a Texas corporation, filed here-
          with.
 10.2     Inventory and Working Capital Financing Agreement dated December 1,
          1996 by and between IBM Credit Corporation and the Company, and
          Amendment #1 thereto, filed as Exhibit 10.23 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, and incorporated herein by this reference.
 10.3+    Business Partner Agreement between the Company and International
          Business Machines Corporation dated September 29, 1997, filed here-
          with.
 10.4     Amended and Restated 1994 Stock Option Plan of Western Micro Tech-
          nology, Inc. amended and restated as of May 18, 1997, filed as Ex-
          hibit A to the Company's Definitive Proxy Statement as filed with the Commission on June 27, 1997, and incorporated herein by this reference.
 10.5     Lease Agreement between MP Hacienda, Inc. and the Company dated July
          15, 1995, filed as Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 10.6     Master Lease Commitment dated September 25, 1989 and Supplements
          8.01 and 8.02 thereto, filed as Exhibit 10.5 to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by this reference.
 10.7     Amendment #4 to the Inventory and Working Capital Financing Agree-
          ment dated September 30, 1997, filed as Exhibit 10.6 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 10.8     Note Purchase Agreement dated September 30, 1997 among the Company, the Guarantors and the Purchasers, filed as Exhibit 4.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 10.9     Guarantor Security and Pledge Agreement among the Company, the Guar-
          antors and the Agent dated September 30, 1997, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.10    SMS Subordination and Intercreditor Agreement among the Company, the
          Selling Stockholders, the Guarantors and the Purchasers dated Sep-
          tember 30, 1997, filed as Exhibit 10.2 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.11    Issuer Security and Pledge Agreement between the Company and the
          Agent dated September 30, 1997, filed as Exhibit 10.3 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
 10.12    Contribution Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.4 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.13    Assumption Agreement among the Company, Star Data Systems, Inc. and
          ICC dated September 30, 1997, filed as Exhibit 10.7 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.14    Collateralized Guaranty of Payment between the Company and ICC dated
          September 30, 1997, filed as Exhibit 10.8 to the Company's Current
          Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.15    IBM Credit Corporation Subordination and Intercreditor Agreement
          among the Company, the Guarantors, the Purchasers and ICC dated Sep-
          tember 30, 1997, filed as Exhibit 10.9 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.16+   Employment Letter between the Company and Carlton Joseph Mertens II dated September 30, 1997 filed as part of Exhibit 2.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          July 16, 1997, and incorporated herein by this reference.
 10.17    Employment Letter between the Company and P. Scott Munro dated Janu-
          ary 22, 1998, filed herewith.
 10.18    Employment Letter between the Company and James W. Dorst dated Janu-
          ary 22, 1998, filed herewith.
 10.19    Employment Letter between the Company and Robert O'Reilly dated Jan-
          uary 22, 1998, filed herewith.
 21.1     List of Subsidiaries.
 23.1     Consent of Coopers & Lybrand L.L.P.
 24.1     Power of Attorney (see Page 57).
 27.1     Financial Data Schedule.

--------
+ Confidential Treatment was granted by the Commission with respect to certain portions of this exhibit.
* Schedules omitted from this exhibit will be furnished to the Commission upon request.
+ Confidential Treatment requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Commission on March 13, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.

  (d) Financial Statement Schedules

  The financial statement schedules listed below appear on the pages indicated.

                                                                    PAGE NUMBER
                                                                    -----------
     Schedule II -- Valuation and Qualifying Accounts and Reserves       55
     Report of Independent Accountants on Financial Statement
      Schedule                                                           56

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or Notes thereto.

                                                                     SCHEDULE II

                         SAVOIR TECHNOLOGY GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                               ----------------

                         BALANCE AT                                     BALANCE AT
                         BEGINNING                                        END OF
                         OF PERIOD  ADDITIONS(1) OTHER(2) DEDUCTIONS(3)   PERIOD
                         ---------- ------------ -------- ------------- ----------
Year ended December 31,
 1995:
  Allowance for doubtful
   accounts.............    $393        $291       $200       $504         $380
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts.............    $380        $120       $250       $339         $411
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............    $411        $472       $ 80       $644         $319

--------
(1) Charged to costs and expenses.
(2) Reserves related to acquisitions.
(3) Accounts written off against the reserve.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Savoir Technology Group, Inc.

  Our report on the consolidated financial statements of Savoir Technology Group, Inc. and its subsidiaries is included on page 23 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 51 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 30, 1998

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 13TH, 1998.

                                          REGISTRANT:

                                          Western Micro Technology, Inc.

                                                    /s/ P. Scott Munro
                                          _____________________________________
                                                      P. SCOTT MUNRO
                                             CHAIRMAN OF THE BOARD, PRESIDENT,
                                                CHIEF EXECUTIVE OFFICER AND
                                                         SECRETARY

                                                    /s/ James W. Dorst
                                          _____________________________________
                                                      JAMES W. DORST
                                            CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                        FINANCIAL)

                               POWER OF ATTORNEY

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

             SIGNATURE                          TITLE                    DATE
             ---------                          -----                    ----

       /s/ P. Scott Munro              Chairman of the Board,       March 13, 1998
____________________________________ President, Chief Executive
           P. Scott Munro               Officer and Secretary
                                        (Principal Executive
                                              Officer)

       /s/ James W. Dorst              Chief Financial Officer      March 13, 1998
____________________________________    (Principal Financial
           James W. Dorst                     Officer)

       /s/ Angelo Guadagno                    Director              March 13, 1998
____________________________________
          Angelo Guadagno

     /s/ James J. Heffernan                   Director              March 13, 1998
____________________________________
         James J. Heffernan

  /s/ Carlton Joseph Mertens II               Director              March 13, 1998
____________________________________
     Carlton Joseph Mertens II


             SIGNATURE                          TITLE                    DATE
             ---------                          -----                    ----
     /s/ K. William Sickler                   Director              March 13, 1998
____________________________________
         K. William Sickler

       /s/ J. Larry Smart                     Director              March 13, 1998
____________________________________
           J. Larry Smart

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 2.1      Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commis-
          sion on January 17, 1996, and incorporated herein by this reference.
 2.2      Agreement and Plan of Reorganization dated March 17, 1997 by and among the Company, WMT Acquisition Corp., Target Solutions, Inc. and
          Lee Adams, filed as Exhibit 2.1 to the Company's Current Report on
          Form 8-K filed with the Commission on March 28, 1997, and incorpo-
          rated herein by this reference.
 2.3      Asset Purchase Agreement dated May 5, 1995 between the Company and
          Reptron Electronics, Inc., filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on August 9,
          1995, and incorporated herein by this reference.
 2.4      Agreement and Plan of Reorganization dated November 18, 1995 between the Company and International Parts, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 1995, and incorporated herein by this reference.
 2.5+*    Stock Purchase Agreement dated June 4, 1997 by and among the Compa-
          ny, Star Management Services, Inc., Harvey E. Najim and Carlton Jo-
          seph Mertens II, filed as Exhibit 2.1 to the Company's Current Re-
          port on Form 8-K filed with the Commission on July 16, 1997, and in-
          corporated herein by this reference.
 2.6+*    Third Amendment to Stock Purchase Agreement dated September 30, 1997 by and among the Company, Star Management Services, Inc., Harvey E.
          Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 2.7      Purchase Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.5 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 2.8*     Asset Purchase Agreement dated November 7, 1996 by and among the
          Company, Star Technologies, Inc. and the Stockholders of Star Tech-
          nologies, Inc., filed as Exhibit 10.24 to the Company's Annual; Re-
          port on Form 10-K for the year ended December 31, 1996.
 2.9      Asset Purchase Agreement dated November 29, 1996 by and among the
          Company, International Data Products, LLC, Oliver-Allen Corporation,
          Inc., International Data Products and Financial, Ltd., Alan M.
          Bynder and Michael R. Duhaime, filed as Exhibit 10.25 to the
          Company's Amendment on Form 10-K/A to its Annual Report on Form 10-K
          for the year ended December 31, 1996 filed with the Commission on
          November 19, 1997 and incorporated herein by this reference.
 2.10     Certificate of Ownership and Merger dated as of November 21, 1997, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
          dated November 21, 1997, and incorporated herein by this reference.
 2.11     Amendment and Plan of Reorganization dated November 22, 1997, by and among Savoir Technology Group, Inc., MCBA Systems, Inc., Michael N.
          Gunnells and John Harkins, filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on December 22,
          1997, and incorporated herein by this reference.
 3.1      Restated Certificate of Incorporation of Savoir Technology Group,
          Inc., a Delaware corporation, filed as Exhibit 3(ii) to the
          Company's Current Report on Form 8-K dated July 23, 1997, filed on
          August 14, 1997, and incorporated herein by this reference.
 3.2      Amended and Restated Bylaws of Savoir Technology Group, Inc., a Del-
          aware corporation filed herewith.
 4.1      Certificate of Designation, Preferences and Rights of the Company's
          Series A Preferred Stock, filed as Exhibit 3.2 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
  4.2     Certificate of Designation, Preferences and Rights of the Company's
          Series B Preferred Stock, filed as Exhibit 3.1 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
  4.3     Registration and Put Rights Agreement among the Company and the Pur-
          chasers dated September 30, 1997, filed as Exhibit 4.2 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
  4.4     Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and the Purchasers dated September 30, 1997 filed as Exhibit
          4.3 to the Company's Current Report on Form 8-K dated October 10,
          1997, and incorporated herein by this reference.
  4.5     Common Stock Purchase Warrant in favor of Robert Fleming Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated Oc-
          tober 10, 1997 and incorporated herein by this reference.
  4.6     Common Stock Purchase Warrant in favor of CanPartners Investments
          IV, LLC filed as Exhibit 4.5 to the Company's Current Report on Form
          8-K dated October 10, 1997 and incorporated herein by this refer-
          ence.
  4.7     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of Robert Fleming Inc., filed as Exhibit 4.6 to the Company's
          Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.8     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of CanPartners Investments IV, LLC, filed as Exhibit 4.7 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.9     Promissory Note of Registrant in the amount of Ten Million Dollars
          ($10,000,000) in favor of ICC dated September 30, 1997, filed as Ex-
          hibit 4.8 to the Company's Current Report on Form 8-K dated October
          10, 1997 and incorporated herein by this reference.
  4.10    Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and ICC dated September 30, 1997, filed as Exhibit 4.9 to the
          Company's Current Report on Form 8-K dated October 10, 1997 and in-
          corporated herein by this reference.
  4.11    Registration and Put Rights Amendment between the Company and ICC, filed as Exhibit 4.10 to the Company's Current Report on Form 8-K
          dated October 10, 1997 and incorporated herein by this reference.
  4.12    Common Stock Purchase Warrant in favor of ICC, filed as Exhibit 4.11 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
 10.1     Lease Agreement dated February 2, 1998, by and between Green Moun-
          tain Ventures I, Ltd., a Texas limited partnership and the Company's
          Business Partner Solutions, Inc., a Texas corporation, filed here-
          with.
 10.2     Inventory and Working Capital Financing Agreement dated December 1,
          1996 by and between IBM Credit Corporation and the Company, and
          Amendment #1 thereto, filed as Exhibit 10.23 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, and incorporated herein by this reference.
 10.3+    Business Partner Agreement between the Company and International
          Business Machines Corporation dated September 29, 1997, filed here-
          with.
 10.4     Amended and Restated 1994 Stock Option Plan of Western Micro Tech-
          nology, Inc. amended and restated as of May 18, 1997, filed as Ex-
          hibit A to the Company's Definitive Proxy Statement as filed with the Commission on June 27, 1997, and incorporated herein by this reference.
 10.5     Lease Agreement between MP Hacienda, Inc. and the Company dated July
          15, 1995, filed as Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 10.6     Master Lease Commitment dated September 25, 1989 and Supplements
          8.01 and 8.02 thereto, filed as Exhibit 10.5 to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by this reference.
 10.7     Amendment #4 to the Inventory and Working Capital Financing Agree-
          ment dated September 30, 1997, filed as Exhibit 10.6 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 10.8     Note Purchase Agreement dated September 30, 1997 among the Company, the Guarantors and the Purchasers, filed as Exhibit 4.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 10.9     Guarantor Security and Pledge Agreement among the Company, the Guar-
          antors and the Agent dated September 30, 1997, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.10    SMS Subordination and Intercreditor Agreement among the Company, the
          Selling Stockholders, the Guarantors and the Purchasers dated Sep-
          tember 30, 1997, filed as Exhibit 10.2 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.11    Issuer Security and Pledge Agreement between the Company and the
          Agent dated September 30, 1997, filed as Exhibit 10.3 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
 10.12    Contribution Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.4 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.13    Assumption Agreement among the Company, Star Data Systems, Inc. and
          ICC dated September 30, 1997, filed as Exhibit 10.7 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.14    Collateralized Guaranty of Payment between the Company and ICC dated
          September 30, 1997, filed as Exhibit 10.8 to the Company's Current
          Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.15    IBM Credit Corporation Subordination and Intercreditor Agreement
          among the Company, the Guarantors, the Purchasers and ICC dated Sep-
          tember 30, 1997, filed as Exhibit 10.9 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.16+   Employment Letter between the Company and Carlton Joseph Mertens II dated September 30, 1997 filed as part of Exhibit 2.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          July 16, 1997, and incorporated herein by this reference.
 10.17    Employment Letter between the Company and P. Scott Munro dated Janu-
          ary 22, 1998, filed herewith.
 10.18    Employment Letter between the Company and James W. Dorst dated Janu-
          ary 22, 1998, filed herewith.
 10.19    Employment Letter between the Company and Robert O'Reilly dated Jan-
          uary 22, 1998, filed herewith.
 21.1     List of Subsidiaries.
 23.1     Consent of Coopers & Lybrand L.L.P.
 24.1     Power of Attorney (see Page 57).
 27.1     Financial Data Schedule.

--------
+ Confidential Treatment was granted by the Commission with respect to certain portions of this exhibit.
* Schedules omitted from this exhibit will be furnished to the Commission upon request.
+ Confidential Treatment requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Commission on March 13, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.