Form 10-K/A
period 1997-12-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1998-04-23
CIK 715842

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SAVOIR TECHNOLOGY GROUP, INC.

                            INDEX TO 1997 FORM 10-K

 ITEM NO.                                                                  PAGE
 --------                                                                  ----
 PART I...................................................................   1
          ITEM 1.  BUSINESS..............................................    1
          ITEM 2.  PROPERTIES............................................   13
          ITEM 3.  LEGAL PROCEEDINGS.....................................   14
          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14
 PART II..................................................................  14
          ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS...................................   14
          ITEM 6.  SELECTED FINANCIAL DATA...............................   16
          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...................   17
          ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK..................................................   23
          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   24
          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...................   43
 PART III.................................................................  43
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....   43
          ITEM 11. EXECUTIVE COMPENSATION................................   45
          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT............................................   49
          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   50
 PART IV..................................................................  51
          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K...........................................   51

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

CUSTOMERS

  The Company's customers currently include approximately 800 active accounts. Except for Sirius Computer Solutions, Ltd. ("Sirius"), which accounted for approximately 11% of the Company's net sales in 1997 and 23% of the Company's net sales in the quarter ended December 31, 1997, no other single customer accounted for more than 5% of the Company's net sales in 1997. The Company's sales to Sirius are made under the Sirius Agreement (as defined herein), pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the Company's net sales in 1998 as it represented in the fourth quarter of 1997. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. See "--Risk Factors-- Reliance on Sirius Computer Solutions, Ltd."

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

  Reliance on Sirius Computer Solutions, Ltd. During the year ended December 31, 1997 and the quarter ended December 31, 1997, sales to Sirius accounted for approximately 11% and 23%, respectively, of the Company's net sales. The Company's sales to Sirius are made under the Industry Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997 (the "Sirius Agreement"), pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the Company's net sales in 1998 as it represented in the fourth quarter of 1997. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of the Company's relationship with Sirius or a reduction in purchases from the Company by Sirius could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Integration Risks Relating to Acquisitions. Since December 1994, the Company has completed seven acquisitions, and on November 22, 1997, the Company entered into an Agreement and Plan of Reorganization with MCBA Systems, Inc. ("MCBA") (the "MCBA Agreement") which contemplates that MCBA will become a wholly owned subsidiary of the Company upon consummation of the proposed acquisition of MCBA by the

Company (the "MCBA Acquisition"). The MCBA Acquisition is expected to be consummated by March 31, 1998. The respective obligations of the Company and MCBA to consummate the MCBA Acquisition, however, are subject to the satisfaction of various customary conditions set forth in the MCBA Agreement. There can be no assurance that the Company and MCBA will be able to satisfy in a timely manner any or all of the conditions precedent to closing the MCBA Acquisition. In addition, the MCBA Agreement may be terminated for various reasons or no reason, including, but not limited to, termination by either party at will if the MCBA Acquisition has not been consummated March 31, 1998.

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

  Uncertainty of Future Acquisitions and Expansion. Acquisitions have played an important role in the implementation of the Company's business strategy, and the Company believes that additional acquisitions are important to its growth, development and continued ability to compete effectively in the marketplace. The Company evaluates potential acquisitions and strategic investments on an ongoing basis. No assurance can be given as to the Company's ability to compete successfully for available acquisition or investment candidates or to complete future acquisitions and investments or as to the financial effect on the Company of any acquired businesses or equity investments. Future acquisitions and investments by the Company may involve significant cash expenditures and may result in increased indebtedness, interest and amortization expense or decreased operating income, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future growth will require additional financing to fund the working capital requirements of the Company's business and to finance future acquisitions and strategic equity investments, if any. There can be no assurance that the Company will be able to raise financing on satisfactory terms and conditions, if at all. See "--Future Capital Needs; Uncertainty of Additional Financing." If businesses are acquired through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced and stockholders may experience additional dilution. Should the Company be unable to implement successfully its acquisition and investment strategy, its business, financial condition and results of operations could be materially and adversely affected.

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

  (b) As of March 11, 1998, there were approximately 300 stockholders of record and approximately 1,800 beneficial stockholders of the Common Stock. The Company has never declared or paid any cash dividends on the Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation of its business, including possible acquisitions, and does not intend to pay any cash dividends in the foreseeable future.

  (c) (1) On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI") for approximately $2,200,000 paid in common stock (220,273 shares) of the Company, which shares were issued to Lee Adams, the sole stockholder of TSI. The acquisition was accounted for as a purchase. The fair value of the assets acquired from TSI was approximately $1,141,000 and liabilities assumed were approximately $1,484,000.

  (2) On September 19, 1997, the Company completed the private placement of 1,121,250 units (the "Units") to certain investors. Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one common stock purchase warrant (which expires in 5 years), par value $0.01 per share, for an aggregate of 1,121,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share for a total purchase price of $19.25 per Unit. The Series A Preferred Stock is convertible at the option of the holders of the Series A Preferred Stock, at any time, into common stock of the Company. The conversion price is $9.5625 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash of unrestricted shares of the Company's common stock at the election of the Company, with a potential special dividend should the price of the Company's common stock fall below $9.5625 on each anniversary of the private placement. In connection with the transaction, the Company has agreed to pay Fahnestock & Co. Inc., the placement agent, a placement fee equal to 7% of the aggregate purchase price for the Units, and to issue to the placement agent a warrant to purchase 112,250 shares of common stock. Each warrant issued in connection with this transaction entitles the holder to purchase one share of the Company's common stock at an exercise price of $9.6875 per share and expires in September 2002. Net proceeds totaled approximately $19,300,000. The Company used the proceeds to pay down its line of credit and for general working capital purposes.

  (3) On September 30, 1997, the Company acquired all of the capital stock of Star Management Services, Inc. ("SMS") for an aggregate of $42,149,535 in cash at closing and 460,000 shares of the Company's common stock, valued at approximately $3,887,000, which shares were issued to Carlton Joseph Mertens II, a stockholder of SMS. Additional cash payments of $3,675,000 are to be paid on each of the first and second anniversaries of the closing. The acquisition was accounted for as a purchase. The fair value of the assets acquired from SMS was approximately $41,400,000 and liabilities assumed were approximately $36,100,000.

  (4) On September 30, 1997, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with Robert Fleming, Inc. and Canpartners Investments IV, LLC, as purchasers (together, the "Purchasers") and Canpartners Investments IV, LLC as agent for the Purchasers. Pursuant to the Note Purchase Agreement, the Company sold $15,700,000 of secured notes to the Purchasers and granted to the Purchasers 10 shares of newly issued Series B Preferred Stock of the Company and warrants to purchase 400,000 shares of the Company's common stock. Each warrant issued in connection with this transaction entitles the holder to purchase one share of common stock of the Company at an exercise price of $7.50 per share and expires on September 30, 2004. On each anniversary, the exercise price may be reset to 87.5% of the price of the Company's common stock if the market price of the Company's common stock is less than $7.50. The warrants issued in connection with this transaction were determined to have a fair market value of $1,064,000.

  (5) On September 30, 1998, the Company executed an amendment to its credit facility with IBM Credit Corporation ("IBMCC"), pursuant to which the Company obtained an additional loan of $10,000,000. In consideration therefor, the Company granted IBMCC warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $7.50 per share and expires on September 30, 2004. On each anniversary, the exercise price may be reset to 87.5% of the price of the Company's common stock if the market price of the Company's common stock is less than $7.50. The warrants were determined to have a fair market value of $266,000.

  On November 19, 1998, the Company filed a registration statement on Form S-3 to register the common stock issuable on conversion of the Series A Preferred Stock or upon exercise of the warrants issued in connection with the private placement of the Series A Preferred Stock, which registration statement also registered the 460,000 shares issued to Mr. Mertens and the common stock issuable upon exercise of the warrants issued in connection with the Note Purchase Agreement and the amendment to the IBMCC credit facility. The registration statement on Form S-3 became effective on February 17, 1998.

  The sale and issuance of the shares listed above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. All recipients had adequate access, through their relationship with the Registrant, to information about the Registrant.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share data)

                                            YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                  1993(1)  1994(1)     1995      1996     1997
                                  -------  --------  --------  -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Net sales.....................  $96,843  $119,285  $106,462  $131,697 $237,884
  Cost of goods sold............   79,802   102,662    93,416   114,389  205,089
                                  -------  --------  --------  -------- --------
  Gross profit..................   17,041    16,623    13,046    17,308   32,795
  Selling, general and
   administrative expenses......   16,373    16,958    13,694    13,716   25,969
  Restructuring costs...........    1,510        --     3,600        --       --
                                  -------  --------  --------  -------- --------
  Operating income (loss) --
    continuing operations.......     (842)     (335)   (4,248)    3,592    6,826
  Interest expense..............      535       884       850       978    3,181
                                  -------  --------  --------  -------- --------
  Income (loss) before income
   taxes--continuing operations.   (1,377)   (1,219)   (5,098)    2,614    3,645
  Income tax expense (benefit)..     (286)     (217)       --       276      335
                                  -------  --------  --------  -------- --------
  Income (loss) from continuing
   operations...................   (1,091)   (1,002)   (5,098)    2,338    3,310
  Discontinued operations, net
   of tax.......................      524       387        --        --       --
                                  -------  --------  --------  -------- --------
  Net income (loss).............  $  (567) $   (615) $ (5,098) $  2,338 $  3,310
                                  =======  ========  ========  ======== ========
  Net income (loss) per
   share:(2)
   --Basic......................  $ (0.16) $  (0.17) $  (1.36) $   0.55 $   0.57
   --Diluted....................    (0.16)    (0.17)    (1.36)     0.52     0.55
  Number of shares used in per
   share calculations:(2)
   --Basic......................    3,474     3,669     3,756     4,255    4,902
   --Diluted....................    3,474     3,669     3,756     4,513    5,976
                                              AS OF DECEMBER 31,
                                  ----------------------------------------------
                                   1993      1994      1995      1996     1997
                                  -------  --------  --------  -------- --------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...............  $12,021  $ 12,334  $  7,312  $  7,448 $  6,454
  Total assets..................   34,975    37,898    35,899    63,276  186,888
  Short-term debt...............    6,131     9,261     7,126    11,335   15,579
  Long-term debt, less current
   portion......................       52        65       117        53   22,330
  Stockholders' equity..........   13,976    14,424    11,004    15,714   47,080

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

                                                                                               ESTIMATED EARNOUT
                                       INITIAL CONSIDERATION   ACTUAL EARNOUT PAID(1)     POTENTIAL CONSIDERATION(1)
                                      ------------------------ -------------------------- --------------------------------
       ACQUISITION        TRANSACTION              SHARES OF                 SHARES OF                     SHARES OF
         TARGET              DATE        CASH     COMMON STOCK  CASH       COMMON STOCK       CASH        COMMON STOCK
 -----------------------  ----------- ----------- ------------ ---------  --------------- -------------- -----------------
Star Management
 Services, Inc.
 ("SMS")(2).............    9/30/97   $49,500,000   460,000           --               -- $    5,000,000            --
Target Solutions, Inc.
 ("TSI")(3).............    3/17/97            --   220,273           --               --             --            --
International Data
 Products, LLC
 ("IDP")(4).............   11/29/96       265,000        --           --               --             --       140,000
Star Technologies, Inc.
 ("STI")(5).............    11/7/96            --   113,263           --           48,721             --        60,000
R&D Hardware Systems
 Company of Colorado
 ("R&D")(6).............     1/2/96     1,000,000   125,000           --           78,587             --            --
International Parts,
 Inc. ("IPI")(7)........   11/18/95            --   300,000           --           42,516             --            --
First Computer
 Corporation ("FCC")(8).    12/1/94            --   328,943           --               --             --            --

--------
(1) As of March 11, 1998.
(2) The $49.5 million cash consideration is to be paid in three installments, with $42.2 million paid at closing and two subsequent payments of $3.7 million to be made on the first and second anniversaries of the closing, respectively. For the eleven months ended September 30, 1997, SMS had audited revenue of $86.5 million and operating income of $1.1 million.
(3) For the year ended December 31, 1996, TSI had unaudited revenue of $15.0 million and net income of approximately $200,000. The TSI agreement provides for a total earnout potential consideration of $10,000,000 in cash and stock. See Note 11 of Notes to Consolidated Financial Statements.
(4) Excludes assumed liabilities of $424,000. For the year ended December 31, 1995, IDP had unaudited revenue of $4.6 million and net income of approximately $2,000. The IDP agreement provides for a total earnout potential consideration of 140,000 shares of Common Stock. See Note 11 of Notes to Consolidated Financial Statements.
(5) For the year ended June 30, 1996, STI had unaudited revenue of $7.5 million and net income of approximately $40,000.
(6) For the year ended December 31, 1995, R&D had unaudited revenue of $9.6 million and net income of approximately $446,000.
(7) For the year ended December 31, 1994, IPI had unaudited revenue of $15.2 million and net income of approximately $90,000.
(8) For the year ended December 31, 1993, FCC had unaudited revenue of $6.1 million and net income of approximately $23,000.

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
                                           ==========   ==========  ==========

COMPARISONS OF YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

  Net Sales. Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales increased by 80.6% to $237.9 million in 1997 from $131.7 million in 1996, and by 23.7% in 1996 from $106.5 million in 1995. Net sales in 1995 included $28.2 million in net sales from the Company's former electronic components distribution business, which was sold in July 1995. Excluding the net sales of the electronic components distribution business, net sales in 1996 increased 68.2% from $78.3 million in 1995. The growth in net sales resulted primarily from additions to the Company's sales force, increased marketing efforts, increased integration and storage product sales in CPG and the acquisitions of IPI, R&D, STI, IDP, TSI and SMS. The TSI and SMS acquisitions accounted for approximately $69.9 million of net sales in 1997. The R&D, STI and IDP acquisitions accounted for approximately $17.7 million of net sales in 1996.

  For the year ended December 31, 1997 and the quarter ended December 31, 1997, sales to Sirius accounted for approximately 11% and 23%, respectively, of the Company's net sales. The Company's sales to Sirius are made under the Sirius Agreement, pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the

Company's net sales in 1998 as it represented in the fourth quarter of 1997. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. See "Business--Risk Factors--Reliance on Sirius Computer Solutions, Ltd."

  Gross Profit. Cost of sales is comprised of purchase costs, net of early payment and volume discounts and product freight. Gross profit as a percentage of net sales is affected by several factors including the mix of high margin and low margin products and services and the proportion of large orders on which the Company extends volume discounts to customers. Gross profit increased by 89.5% to $32.8 million in 1997 from $17.3 million in 1996, and by 32.7% in 1996 from $13.0 million in 1995. Gross profit in 1995 includes $4.1 million in gross profit from the former electronic components distribution business. Excluding the gross profit of the electronic components distribution business, gross profit increased 94.4% in 1996 from $8.9 million in 1995. Gross profit as a percentage of net sales was 13.8% in 1997, 13.1% in 1996 and 12.3% in 1995 (11.4% excluding the electronic components distribution business). The increase in gross profit as a percentage of net sales in 1996 and 1997 was a result of a greater mix of higher margin products and services, including integration and technical support services, as well as increased volume discounts provided by certain vendors. These higher margin products and integration services were derived principally from increases in the net sales of CPG offset by a general decrease in gross profit margins associated with the acquisition of SMS in the fourth quarter of 1997.

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

  Selling, general and administrative expenses (excluding depreciation and amortization expense) increased by 83.5% to $23.3 million in 1997 from $12.7 million in 1996, and decreased 3.3% in 1996 from $13.2 million in 1995. Selling, general and administrative expenses as a percentage of net sales were 9.8% in 1997, 9.7% in 1996 and 12.4% in 1995. In 1997, selling, general and administrative expenses as a percentage of net sales were essentially the same as in 1996, despite rapid net sales growth and the addition of personnel and infrastructure costs from acquisitions. As a percentage of net sales, these costs increased as a result of investments in infrastructure made in CPG as well as in the Data General, NCR and Unisys mid-range business units offset by a decrease associated with the acquisition of SMS in the fourth quarter of 1997. The Company expects to achieve additional economies of scale in selling, general and administrative expenses in 1998 as the Company continues to integrate the acquisition of SMS which was completed on September 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased in 1996 from 1995 primarily due to elimination of the personnel and infrastructure relating to the electronic components distribution business.

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
                                                                         ------
                                                                         $6,427
                                                                         ======

5. INCOME TAXES:

  The provision for (benefit from) income taxes consist of the following (In thousands):

                                                        FEDERAL  STATE   TOTAL
                                                        -------  -----  -------
   1997:
     Current........................................... $ 1,578  $ 308  $ 1,886
     Deferred..........................................  (1,301)  (250)  (1,551)
                                                        -------  -----  -------
                                                        $   277  $  58  $   335
                                                        =======  =====  =======
   1996:
     Current........................................... $   223  $  53  $   276
     Deferred..........................................      --     --       --
                                                        -------  -----  -------
                                                        $   223  $  53  $   276
                                                        =======  =====  =======
   1995:
     Current........................................... $    --  $  --  $    --
     Deferred..........................................      --     --       --
                                                        -------  -----  -------
                                                        $    --  $  --  $    --
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

  Preferred Stock Private Placement:

  On September 19, 1997, the Company completed the private placement of 1,121,250 units (the "Units"). Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one Common Stock purchase warrant (which expires in five years), par value $0.01 per share, for an aggregate of 1,121,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash or Company Common Stock at the election of the Company and a potential special dividend should the price of the Company's Common Stock fall below $9.5625 on each anniversary of the private placement. The special dividend may not exceed $1.9125 per share

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY, CONTINUED:

each year. The Series A Preferred Stock is convertible at the option of the Holders, at any time, into Common Stock of the Company. The conversion price is $9.3125 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price. Subsequent to September 19, 1998, the Company may redeem the Preferred Stock provided that the Company's Common Stock is trading at one hundred fifty percent (150%) of the conversion price (as adjusted) and the daily trading volume of the Company's stock is in excess of 125,000 shares, as defined. Subsequent to September 19, 2001, the Company may redeem the Preferred Stock at the conversion price (as adjusted). In connection with the transaction, the Company issued warrants for the purchase of 112,125 shares of Common Stock to placement agents. The warrants are exercisable at $9.6875 per share and expire in five years. Net proceeds totaled approximately $19,100,000. The Company used the proceeds to pay down its line of credit and for general working capital purposes.

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

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
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

intangible assets. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. The fair value of assets acquired from SMS was approximately $41,400,000 and liabilities assumed were approximately $36,100,000. SMS is a holding company for a family of companies including Star Data Systems, Inc., dba Sirius Computer Solutions ("Sirius"), a value-added distributor for high technology mid-range solutions in the IBM AS/400 and RS/6000 systems market. Sirius also sells systems directly to end-user customers as an industry remarketer. Prior to the closing of the SMS acquisition, SMS completed a spin-off of the Sirius end-user business as a separate unaffiliated company. Upon acquiring SMS, the distribution arm was renamed Business Partner Solutions, Inc. ("BPS"). Upon completion of the SMS acquisition, BPS became a wholly owned subsidiary of the Company. For the eleven months ended September 30, 1997, the distribution business of Sirius had revenues of approximately $86,500,000 and income from operations of approximately $1,100,000. The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and SMS (excluding the Sirius end-user business) for the fiscal years ended December 31, 1996 and 1997. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the SMS acquisition had been consummated at the beginning of the earliest period presented, nor is it indicative of future operating results.

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

  On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock (220,273 shares) of the Company. Additional consideration, up to $10,000,000 in cash and stock, can be earned by TSI by meeting certain defined gross profit targets through fiscal year 1998. An additional 62,578 shares were issued by the Company on March 17, 1997, and placed in escrow for the earn-out provision. No shares were earned in 1997. If TSI does not meet the earn-out provision targets in 1998, the appropriate amount of shares will be returned to the Company. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI was approximately $1,141,000 and liabilities assumed were approximately $1,484,000. For the year ended December 31, 1996, TSI had unaudited revenues of approximately $15,000,000 with net income of approximately $200,000.

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

11. ACQUISITIONS AND INVESTMENTS, CONTINUED:

  On November 29, 1996, the Company acquired the net assets of International Data Products, LLC ("IDP"), a privately held company, for $265,000 in cash and assumed net liabilities of $424,000. The agreement between the Company and IDP (the "Agreement") contains an earn out provision which allows IDP to earn up to 140,000 shares of the Company's common stock based on the attainment of gross profit targets for certain fiscal year

1997 and 1998 sales (as defined in the Agreement). In connection with the acquisition, the Company recorded approximately $780,000 of goodwill and other intangible assets. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. For the year ended December 31, 1995, IDP had unaudited revenues of approximately $4,611,000 with net income of approximately $2,000.

  On November 7, 1996, the Company acquired the net assets of Star Technologies, Inc. ("Star"), a privately held company, for $950,000 paid in common stock (113,263 shares) of the Company. The agreement between the Company and Star (the "Agreement") contains an earnout provision which allows Star to earn up to an additional $1,500,000 of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). An additional 89,418 shares were issued by the Company on November 7, 1996 and placed in escrow for the earnout provision. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. As of December 31, 1997, 48,721 shares, at an average price of $10.26, have been earned under this provision. If Star does not meet the earnout provision targets, the appropriate amount of shares will be returned to the Company. In connection with the acquisition, the Company recorded approximately $400,000 of goodwill and other intangible assets. For the year ended June 30, 1996, Star had revenues of approximately $7,500,000 with net income of approximately $40,000.

  On January 2, 1996, the Company acquired the assets of R&D Hardware Systems Company of Colorado ("R&D"), a privately held company, for $1,000,000 and 125,000 shares of the Company's common stock. The agreement between the Company and R&D (the "Agreement") contains an earnout provision which allows R&D to earn up to an additional 125,000 shares of the Company's common stock based on attainment of gross profit targets for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) up to a cumulative value not to exceed $855,000. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. As of December 31, 1997, the end of the earnout period, 78,587 shares, at an average price of $10.33, have been earned under this provision. In connection with the acquisition, the Company recorded approximately $1,400,000 of goodwill and other intangible assets. For the year ended December 31, 1995, R&D had revenues of approximately $9,557,000 with net income of approximately $446,000.

  On November 18, 1995, the Company acquired all of the common stock of International Parts, Inc. ("IPI"), a privately held company for 300,000 shares of the Company's common stock. The agreement between the Company and IPI (the "Agreement") contains an earnout provision which allows for IPI to earn up to an additional 300,000 shares of the Company's common stock based on 30% of gross profit dollars generated for certain fiscal year 1996 and 1997 sales (as defined in the Agreement) in excess of $418,550 per quarter. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. As of December 31, 1997, the end of the earnout period, 42,516 shares, at an average price of $9.76, have been earned under this provision.

                SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

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

13. PENDING ACQUISITION:

  On November 22, 1997, the Company signed a definitive agreement to acquire MCBA Systems, Inc. (MCBA), a privately held company, for approximately 900,000 shares of the Company's common stock in a combination to be accounted for as a purchase. Additional consideration of 1,500,000 shares can be earned by MCBA stockholders by meeting certain future performance targets. Contingent consolidation will be accounted for as an increase in the purchase price when such amounts become determinable. The acquisition is subject to a number of conditions, including the approval by the stockholders of the Company. The acquisition is anticipated to close in March of 1998. MCBA distributes the same IBM mid-range servers as the Company plus the IBM S/390 system. For the year ended December 31, 1997, MCBA had unaudited revenues of $26,900,000 with unaudited net income of $26,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as to the beneficial ownership of the capital stock of the Company as of March 11, 1998 by: (i) each person known to the Company to beneficially own more than five percent (5%) of the capital stock of the Company; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all executive officers and directors as a group.

                                                     NUMBER OF    PERCENT OF
                                                       SHARES       SHARES
                                                    BENEFICIALLY BENEFICIALLY
DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS     OWNED(1)     OWNED (2)
-------------------------------------------------   ------------ ------------
ROI Capital Management, Inc. ("ROI") and
 affiliates(3)
 One Bush Street, Suite 1150
 San Francisco, CA 94104...........................    590,825       7.5%
Canpartners Investments IV, LLC ("CanIV")
 and affiliates(4)
 9665 Wilshire Boulevard, Suite 200
 Beverly Hills, CA 90212...........................    517,616       6.4
Strome Susskind Investment Management,
 L.P. ("SSIM") and affiliates(5)
 100 Wilshire Avenue
 Santa Monica, CA 90491............................    590,967       7.4
Carlton Joseph Mertens II(6).......................    460,000       5.9
Hemisphere Trading Co.(7)
 5796 Shelby Oaks Drive, Suite 12
 Memphis, TN 38134.................................    414,000       5.4
Robert Fleming Inc.(8).............................    436,685       5.4
P. Scott Munro(9)..................................    154,844       2.0
James W. Dorst(10).................................     47,469         *
Angelo Guadagno....................................          0         *
James J. Heffernan(11).............................      7,188         *
Robert O'Reilly(12)................................     17,609         *
K. William Sickler(13).............................     22,688         *
J. Larry Smart(14).................................     21,188         *
All executive officers and directors as a group
 (8 persons)(15)...................................    816,433      10.5

--------
 *  Less than one percent (1%).
(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over the shares reported in the table. Includes shares of Common Stock and shares of Series A Preferred Stock on an as converted basis. Information with respect to beneficial ownership is based upon information obtained from the stockholders and from the Company's transfer agent. To the Company's knowledge, unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and includes voting and investment power with respect to securities. Shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 11, 1998 or upon exercise of warrants that are currently exercisable or exercisable within 60 days of March 11, 1998 are deemed to be outstanding and to be beneficially owned by the person presently entitled to exercise for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Each share of Series A Preferred Stock is convertible at any time into shares of the Common Stock at a current ratio of 1.027 shares of Common Stock for each share of Series A Preferred Stock and is entitled to vote, without conversion, together with the Common Stock as a single class on an as converted basis.
(2) Based on 5,489,258 shares of Common Stock and 2,242,500 shares of Series A Preferred Stock outstanding (equivalent to 2,303,048 shares of Common Stock) on an as converted basis, as of March 11, 1998.

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

  Messrs. Boyer and Soboleski are the sole stockholders and President and Secretary, respectively, of ROI. Messrs. Boyer and Soboleski and ROI are the general partners of PTRS, which is an investment limited partnership. ROI is the managing general partner of R&L, which is an investment partnership. In addition, the shares of Series A Preferred Stock and warrants are held as follows: (i) 60,000 shares of Series A Preferred Stock and warrants to purchase 30,000 shares of Common Stock are held by ROI Offshore Fund Ltd;
  (ii) 100,000 shares of Series A Preferred Stock and warrants to purchase 50,000 shares of Common Stock are held by PTRS; and (iii) 15,000 shares of Series A Preferred Stock and warrants to purchase 7,500 shares of Common Stock are held by Microcap Partners, L.P. The Series A Preferred Stock and warrants are not registered pursuant to Section 12 of the Exchange Act; therefore, ownership of such securities does not require reporting pursuant to Regulation 13D of the Exchange Act. The Company has no information about the shared voting and dispositive power of such securities.
(4) Includes 208,000 shares of Series A Preferred Stock and warrants to purchase 304,000 shares of Common Stock. Common Stock ownership information is based on a Schedule 13D dated September 30, 1997 filed jointly by CanIV, Canyon Capital Management, L.P. ("CCM"), Canpartners Incorporated ("Canpartners"), Mitchell R. Julis, Joshua S. Friedman and R. Christian B. Evensen, each of whom beneficially owns 512,000 shares and shares voting and dispositive power over all such shares. Messrs. Julis, Friedman and Evensen are the sole stockholders of Canpartners. Messrs. Julis, Friedman and Evensen and Canpartners are the members of CanIV, which is an investment limited partnership formed to hold securities through participation agreements for accounts managed by CCM. Canpartners is the managing general partner of CanIV. CCM is a registered investment advisor controlled by Canpartners. In addition, 208,000 shares of Series A Preferred Stock and warrants to purchase 304,000 shares of Common Stock are held by CanIV. The Series A Preferred Stock and warrants are not registered pursuant to Section 12 of the Exchange Act; therefore, ownership of such securities does not require reporting pursuant to Regulation 13D of the Exchange Act. The Company has no information about the shared voting and dispositive power of such securities.
(5) Includes 387,012 shares of Series A Preferred Stock and warrants to purchase 193,506 shares of Common Stock. The shares of Series A Preferred Stock and warrants are held as follows: (i) 126,852 shares of Series A Preferred Stock and warrants to purchase 63,426 shares of Common Stock are held by Strome Offshore Limited; (ii) 125,098 shares of Series A Preferred Stock and warrants to purchase 62,549 of Common Stock are held by Strome Susskind Hedgecap Fund, LP; (iii) 103,788 shares of Series A Preferred Stock and warrants to purchase 51,894 shares of Common Stock are held by Strome Partners L.P.; and (iv) 31,274 shares of Series A Preferred Stock and warrants to purchase 15,637 shares of Common Stock are held by Strome Hedgecap Limited. The Series A Preferred Stock and warrants are not registered pursuant to Section 12 of the Exchange Act; therefore, ownership of such securities does not require reporting pursuant to Regulation 13D of the Exchange Act. The Company has no information about the shared voting and dispositive power of such securities.
(6) Based on a Schedule 13D dated September 30, 1997 filed by Mr. Mertens.
(7) Based on a Schedule 13G dated October 3, 1997 filed by Hemisphere Trading Co. Hemisphere Trading Co. is an investment adviser registered under
    Section 203 of the Investment Advisers Act of 1940, as amended, and has sole voting and dispositive power with regard to all of the 414,000 shares of the Common Stock covered by the Schedule 13G.
(8) Includes 155,000 shares of Series A Preferred Stock and warrants to purchase 277,500 shares of Common Stock. The shares of Series A Preferred Stock and warrants are held as follows: (i) 155,000 shares of Series A Preferred Stock and warrants to purchase 277,500 shares of Common Stock are held by Robert Fleming Inc.
(9) Includes 144,218 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(10) Includes 30,000 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(11) Includes 7,188 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(12) Includes 16,250 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(13) Includes 17,188 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(14) Includes 7,188 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.
(15) Includes 275,158 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of March 11, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  (a) Transactions with Management and Others

    None.

  (b) Certain Business Relationships

    None.

  (c) Indebtedness of Management

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

    The financial statements listed below appear on the pages indicated:

                                                                    PAGE NUMBER
                                                                    -----------
   Consolidated Balance Sheets, December 31, 1996 and 1997.........      25
   Consolidated Statements of Operations for the years ended
    December 31, 1995, 1996 and 1997...............................      26
   Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1995, 1996 and 1997.........................      27
   Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1996 and 1997...............................      28
   Notes to Consolidated Financial Statements......................      29

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

  (b) Reports on Form 8-K

    During the fourth quarter of 1997, the Registrant filed the following Current Reports on Form 8-K:

                           ITEM
             DATE          NO.                   EVENT REPORTED
             ----          ---- -----------------------------------------------
     (1) October 10, 1997  5    Execution of the third amendment to the stock
                                purchase agreement pursuant to which the
                                Registrant acquired Star Management Services,
                                Inc. ("SMS") and the issuance of a press
                                release announcing the closing of the SMS
                                acquisition.
     (2) November 19, 1997 5    Issuance of a press release announcing
                                Registrant's intent to reincorporate in the
                                State of Delaware (the "Reincorporation") and
                                to effect a name change to Savoir Technology
                                Group, Inc. (the "Name Change").
     (3) November 21, 1997 5    Completion of Reincorporation and Name Change
     (4) November 22, 1997 5    Execution of agreement and plan of
                                reorganization pursuant to which the Registrant
                                would acquire all of the outstanding capital
                                stock of MCBA Systems, Inc. and the issuance of
                                a press release in connection therewith.

  (c) Exhibits

    The Exhibits listed below are filed or incorporated by reference herein.


 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 2.1      Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commis-
          sion on January 17, 1996, and incorporated herein by this reference.
 2.2      Agreement and Plan of Reorganization dated March 17, 1997 by and among the Company, WMT Acquisition Corp., Target Solutions, Inc. and
          Lee Adams, filed as Exhibit 2.1 to the Company's Current Report on
          Form 8-K filed with the Commission on March 28, 1997, and incorpo-
          rated herein by this reference.
 2.3      Asset Purchase Agreement dated May 5, 1995 between the Company and
          Reptron Electronics, Inc., filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on August 9,
          1995, and incorporated herein by this reference.
 2.4      Agreement and Plan of Reorganization dated November 18, 1995 between the Company and International Parts, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 1995, and incorporated herein by this reference.
 2.5+*    Stock Purchase Agreement dated June 4, 1997 by and among the Compa-
          ny, Star Management Services, Inc., Harvey E. Najim and Carlton Jo-
          seph Mertens II, filed as Exhibit 2.1 to the Company's Current Re-
          port on Form 8-K filed with the Commission on July 16, 1997, and in-
          corporated herein by this reference.
 2.6+*    Third Amendment to Stock Purchase Agreement dated September 30, 1997 by and among the Company, Star Management Services, Inc., Harvey E.
          Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 2.7      Purchase Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.5 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 2.8*     Asset Purchase Agreement dated November 7, 1996 by and among the
          Company, Star Technologies, Inc. and the Stockholders of Star Tech-
          nologies, Inc., filed as Exhibit 10.24 to the Company's Annual Re-
          port on Form 10-K for the year ended December 31, 1996 and incorpo-
          rated herein by this reference.
 2.9      Asset Purchase Agreement dated November 29, 1996 by and among the
          Company, International Data Products, LLC, Oliver-Allen Corporation,
          Inc., International Data Products and Financial, Ltd., Alan M.
          Bynder and Michael R. Duhaime, filed as Exhibit 10.25 to the
          Company's Amendment on Form 10-K/A to its Annual Report on Form 10-K
          for the year ended December 31, 1996 filed with the Commission on
          November 19, 1997 and incorporated herein by this reference.
 2.10     Certificate of Ownership and Merger dated as of November 21, 1997, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
          dated November 21, 1997, and incorporated herein by this reference.
 2.11     Agreement and Plan of Reorganization dated November 22, 1997, by and among Savoir Technology Group, Inc., MCBA Systems, Inc., Michael N.
          Gunnells and John Harkins, filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on December 22,
          1997, and incorporated herein by this reference.
 3.1      Restated Certificate of Incorporation of Savoir Technology Group,
          Inc., a Delaware corporation, filed as Exhibit 3(ii) to the
          Company's Current Report on Form 8-K dated July 23, 1997, filed on
          August 14, 1997, and incorporated herein by this reference.
 3.2**    Amended and Restated Bylaws of Savoir Technology Group, Inc., a Del-
          aware corporation.
 4.1      Certificate of Designation, Preferences and Rights of the Company's
          Series A Preferred Stock, filed as Exhibit 3.2 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 4.2      Certificate of Designation, Preferences and Rights of the Company's
          Series B Preferred Stock, filed as Exhibit 3.1 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
  4.3     Registration and Put Rights Agreement among the Company and the Pur-
          chasers dated September 30, 1997, filed as Exhibit 4.2 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
  4.4     Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and the Purchasers dated September 30, 1997 filed as Exhibit
          4.3 to the Company's Current Report on Form 8-K dated October 10,
          1997, and incorporated herein by this reference.
  4.5     Common Stock Purchase Warrant in favor of Robert Fleming Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated Oc-
          tober 10, 1997 and incorporated herein by this reference.
  4.6     Common Stock Purchase Warrant in favor of CanPartners Investments
          IV, LLC filed as Exhibit 4.5 to the Company's Current Report on Form
          8-K dated October 10, 1997 and incorporated herein by this refer-
          ence.
  4.7     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of Robert Fleming Inc., filed as Exhibit 4.6 to the Company's
          Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.8     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of CanPartners Investments IV, LLC, filed as Exhibit 4.7 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.9     Promissory Note of Registrant in the amount of Ten Million Dollars
          ($10,000,000) in favor of ICC dated September 30, 1997, filed as Ex-
          hibit 4.8 to the Company's Current Report on Form 8-K dated October
          10, 1997 and incorporated herein by this reference.
  4.10    Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and ICC dated September 30, 1997, filed as Exhibit 4.9 to the
          Company's Current Report on Form 8-K dated October 10, 1997 and in-
          corporated herein by this reference.
  4.11    Registration and Put Rights Amendment between the Company and ICC, filed as Exhibit 4.10 to the Company's Current Report on Form 8-K
          dated October 10, 1997 and incorporated herein by this reference.
  4.12    Common Stock Purchase Warrant in favor of ICC, filed as Exhibit 4.11 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
 10.1**   Lease Agreement dated February 2, 1998, by and between Green Moun-
          tain Ventures I, Ltd., a Texas limited partnership and the Company's
          Business Partner Solutions, Inc., a Texas corporation.
 10.2     Inventory and Working Capital Financing Agreement dated December 1,
          1996 by and between IBM Credit Corporation and the Company, and
          Amendment #1 thereto, filed as Exhibit 10.23 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, and incorporated herein by this reference.
 10.3+**  Business Partner Agreement between the Company and International
          Business Machines Corporation dated September 29, 1997.
 10.4     Amended and Restated 1994 Stock Option Plan of Western Micro Tech-
          nology, Inc. amended and restated as of May 18, 1997, filed as Ex-
          hibit A to the Company's Definitive Proxy Statement as filed with the Commission on June 27, 1997, and incorporated herein by this reference.
 10.5     Lease Agreement between MP Hacienda, Inc. and the Company dated July
          15, 1995, filed as Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
 10.6     Master Lease Commitment dated September 25, 1989 and Supplements
          8.01 and 8.02 thereto, filed as Exhibit 10.5 to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by this reference.
 10.7     Amendment #4 to the Inventory and Working Capital Financing Agree-
          ment dated September 30, 1997, filed as Exhibit 10.6 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 10.8     Note Purchase Agreement dated September 30, 1997 among the Company, the Guarantors and the Purchasers, filed as Exhibit 4.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 10.9     Guarantor Security and Pledge Agreement among the Company, the Guar-
          antors and the Agent dated September 30, 1997, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.10    SMS Subordination and Intercreditor Agreement among the Company, the
          Selling Stockholders, the Guarantors and the Purchasers dated Sep-
          tember 30, 1997, filed as Exhibit 10.2 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.11    Issuer Security and Pledge Agreement between the Company and the
          Agent dated September 30, 1997, filed as Exhibit 10.3 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
 10.12    Contribution Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.4 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.13    Assumption Agreement among the Company, Star Data Systems, Inc. and
          ICC dated September 30, 1997, filed as Exhibit 10.7 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.14    Collateralized Guaranty of Payment between the Company and ICC dated
          September 30, 1997, filed as Exhibit 10.8 to the Company's Current
          Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.15    IBM Credit Corporation Subordination and Intercreditor Agreement
          among the Company, the Guarantors, the Purchasers and ICC dated Sep-
          tember 30, 1997, filed as Exhibit 10.9 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.16+   Employment Letter between the Company and Carlton Joseph Mertens II dated September 30, 1997 filed as part of Exhibit 2.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          July 16, 1997, and incorporated herein by this reference.
 10.17**  Employment Letter between the Company and P. Scott Munro dated Janu-
          ary 22, 1998.
 10.18**  Employment Letter between the Company and James W. Dorst dated Janu-
          ary 22, 1998.
 10.19**  Employment Letter between the Company and Robert O'Reilly dated Jan-
          uary 22, 1998.
 10.20*+ Industry Remarketer Affiliate Agreement between the Company and
         Sirius Computer Solutions, Ltd. (included in Exhibit 2.8).
 21.1**   List of Subsidiaries.
 23.1     Consent of Coopers & Lybrand L.L.P.
 24.1**   Power of Attorney.
 27.1**   Financial Data Schedule.

--------
+ Confidential Treatment was granted by the Commission with respect to certain portions of this exhibit.
* Schedules omitted from this exhibit will be furnished to the Commission upon request.
+ Confidential Treatment requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Commission on March 13, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.
** Previously Filed.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Savoir Technology Group, Inc.

  Our report on the consolidated financial statements of Savoir Technology Group, Inc. and its subsidiaries is included on page 24 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 51 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
January 30, 1998

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON APRIL 23, 1998.

                                          REGISTRANT:

                                          Savoir Technology Group, Inc.

                                                   /s/ P. Scott Munro
                                          _____________________________________
                                                     P. SCOTT MUNRO
                                            CHAIRMAN OF THE BOARD, PRESIDENT,
                                               CHIEF EXECUTIVE OFFICER AND
                                                        SECRETARY

                                                   /s/ James W. Dorst
                                          _____________________________________
                                                     JAMES W. DORST
                                           CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                 FINANCIAL OFFICER)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                          TITLE                    DATE
             ---------                          -----                    ----

         /s/ P. Scott Munro            Chairman of the Board,       April 23, 1998
____________________________________ President, Chief Executive
           P. Scott Munro               Officer and Secretary
                                        (Principal Executive
                                              Officer)

         /s/ James W. Dorst            Chief Financial Officer      April 23, 1998
____________________________________    (Principal Financial
           James W. Dorst                     Officer)

          Angelo Guadagno *                   Director              April 23, 1998
____________________________________
          Angelo Guadagno

        James J. Heffernan *                  Director              April 23, 1998
____________________________________
         James J. Heffernan

     Carlton Joseph Mertens II *              Director              April 23, 1998
____________________________________
     Carlton Joseph Mertens II

        K. William Sickler *                  Director              April 23, 1998
____________________________________
         K. William Sickler

          J. Larry Smart *                    Director              April 23, 1998
____________________________________
           J. Larry Smart

       James W. Dorst
*By /s/
  ------------------------------
          James W. Dorst
        (Attorney-in-Fact)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 2.1      Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commis-
          sion on January 17, 1996, and incorporated herein by this reference.
 2.2      Agreement and Plan of Reorganization dated March 17, 1997 by and among the Company, WMT Acquisition Corp., Target Solutions, Inc. and
          Lee Adams, filed as Exhibit 2.1 to the Company's Current Report on
          Form 8-K filed with the Commission on March 28, 1997, and incorpo-
          rated herein by this reference.
 2.3      Asset Purchase Agreement dated May 5, 1995 between the Company and
          Reptron Electronics, Inc., filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on August 9,
          1995, and incorporated herein by this reference.
 2.4      Agreement and Plan of Reorganization dated November 18, 1995 between the Company and International Parts, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 4, 1995, and incorporated herein by this reference.
 2.5+*    Stock Purchase Agreement dated June 4, 1997 by and among the Compa-
          ny, Star Management Services, Inc., Harvey E. Najim and Carlton Jo-
          seph Mertens II, filed as Exhibit 2.1 to the Company's Current Re-
          port on Form 8-K filed with the Commission on July 16, 1997, and in-
          corporated herein by this reference.
 2.6+*    Third Amendment to Stock Purchase Agreement dated September 30, 1997 by and among the Company, Star Management Services, Inc., Harvey E.
          Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 2.7      Purchase Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.5 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 2.8*     Asset Purchase Agreement dated November 7, 1996 by and among the
          Company, Star Technologies, Inc. and the Stockholders of Star Tech-
          nologies, Inc., filed as Exhibit 10.24 to the Company's Annual Re-
          port on Form 10-K for the year ended December 31, 1996 and incorpo-
          rated herein by this reference.
 2.9      Asset Purchase Agreement dated November 29, 1996 by and among the
          Company, International Data Products, LLC, Oliver-Allen Corporation,
          Inc., International Data Products and Financial, Ltd., Alan M.
          Bynder and Michael R. Duhaime, filed as Exhibit 10.25 to the
          Company's Amendment on Form 10-K/A to its Annual Report on Form 10-K
          for the year ended December 31, 1996 filed with the Commission on
          November 19, 1997 and incorporated herein by this reference.
 2.10     Certificate of Ownership and Merger dated as of November 21, 1997, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K
          dated November 21, 1997, and incorporated herein by this reference.
 2.11     Agreement and Plan of Reorganization dated November 22, 1997, by and among Savoir Technology Group, Inc., MCBA Systems, Inc., Michael N.
          Gunnells and John Harkins, filed as Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed with the Commission on December 22,
          1997, and incorporated herein by this reference.
 3.1      Restated Certificate of Incorporation of Savoir Technology Group,
          Inc., a Delaware corporation, filed as Exhibit 3(ii) to the
          Company's Current Report on Form 8-K dated July 23, 1997, filed on
          August 14, 1997, and incorporated herein by this reference.
 3.2**    Amended and Restated Bylaws of Savoir Technology Group, Inc., a Del-
          aware corporation.
 4.1      Certificate of Designation, Preferences and Rights of the Company's
          Series A Preferred Stock, filed as Exhibit 3.2 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
  4.2     Certificate of Designation, Preferences and Rights of the Company's
          Series B Preferred Stock, filed as Exhibit 3.1 to the Company's Cur-
          rent Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
  4.3     Registration and Put Rights Agreement among the Company and the Pur-
          chasers dated September 30, 1997, filed as Exhibit 4.2 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
  4.4     Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and the Purchasers dated September 30, 1997 filed as Exhibit
          4.3 to the Company's Current Report on Form 8-K dated October 10,
          1997, and incorporated herein by this reference.
  4.5     Common Stock Purchase Warrant in favor of Robert Fleming Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated Oc-
          tober 10, 1997 and incorporated herein by this reference.
  4.6     Common Stock Purchase Warrant in favor of CanPartners Investments
          IV, LLC filed as Exhibit 4.5 to the Company's Current Report on Form
          8-K dated October 10, 1997 and incorporated herein by this refer-
          ence.
  4.7     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of Robert Fleming Inc., filed as Exhibit 4.6 to the Company's
          Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.8     13.5% Second Priority Senior Secured Notes Due September 30, 2000 in
          favor of CanPartners Investments IV, LLC, filed as Exhibit 4.7 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
  4.9     Promissory Note of Registrant in the amount of Ten Million Dollars
          ($10,000,000) in favor of ICC dated September 30, 1997, filed as Ex-
          hibit 4.8 to the Company's Current Report on Form 8-K dated October
          10, 1997 and incorporated herein by this reference.
  4.10    Warrant Agreement of Western Micro Technology, Inc. between the Com-
          pany and ICC dated September 30, 1997, filed as Exhibit 4.9 to the
          Company's Current Report on Form 8-K dated October 10, 1997 and in-
          corporated herein by this reference.
  4.11    Registration and Put Rights Amendment between the Company and ICC, filed as Exhibit 4.10 to the Company's Current Report on Form 8-K
          dated October 10, 1997 and incorporated herein by this reference.
  4.12    Common Stock Purchase Warrant in favor of ICC, filed as Exhibit 4.11 to the Company's Current Report on Form 8-K dated October 10, 1997 and incorporated herein by this reference.
 10.1**   Lease Agreement dated February 2, 1998, by and between Green Moun-
          tain Ventures I, Ltd., a Texas limited partnership and the Company's
          Business Partner Solutions, Inc., a Texas corporation.
 10.2     Inventory and Working Capital Financing Agreement dated December 1,
          1996 by and between IBM Credit Corporation and the Company, and
          Amendment #1 thereto, filed as Exhibit 10.23 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, and incorporated herein by this reference.
 10.3+**  Business Partner Agreement between the Company and International
          Business Machines Corporation dated September 29, 1997.
 10.4     Amended and Restated 1994 Stock Option Plan of Western Micro Tech-
          nology, Inc. amended and restated as of May 18, 1997, filed as Ex-
          hibit A to the Company's Definitive Proxy Statement as filed with the Commission on June 27, 1997, and incorporated herein by this reference.
 10.5     Lease Agreement between MP Hacienda, Inc. and the Company dated July
          15, 1995, filed as Exhibit 10.21 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
 10.6     Master Lease Commitment dated September 25, 1989 and Supplements
          8.01 and 8.02 thereto, filed as Exhibit 10.5 to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by this reference.

 EXHIBIT
 NUMBER                         DESCRIPTION OF DOCUMENT
 -------                        -----------------------
 10.7     Amendment #4 to the Inventory and Working Capital Financing Agree-
          ment dated September 30, 1997, filed as Exhibit 10.6 to the
          Company's Current Report on Form 8-K, filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 10.8     Note Purchase Agreement dated September 30, 1997 among the Company, the Guarantors and the Purchasers, filed as Exhibit 4.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          October 10, 1997, and incorporated herein by this reference.
 10.9     Guarantor Security and Pledge Agreement among the Company, the Guar-
          antors and the Agent dated September 30, 1997, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.10    SMS Subordination and Intercreditor Agreement among the Company, the
          Selling Stockholders, the Guarantors and the Purchasers dated Sep-
          tember 30, 1997, filed as Exhibit 10.2 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.11    Issuer Security and Pledge Agreement between the Company and the
          Agent dated September 30, 1997, filed as Exhibit 10.3 to the
          Company's Current Report on Form 8-K dated October 10, 1997, and in-
          corporated herein by this reference.
 10.12    Contribution Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.4 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.13    Assumption Agreement among the Company, Star Data Systems, Inc. and
          ICC dated September 30, 1997, filed as Exhibit 10.7 to the Company's
          Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.14    Collateralized Guaranty of Payment between the Company and ICC dated
          September 30, 1997, filed as Exhibit 10.8 to the Company's Current
          Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.15    IBM Credit Corporation Subordination and Intercreditor Agreement
          among the Company, the Guarantors, the Purchasers and ICC dated Sep-
          tember 30, 1997, filed as Exhibit 10.9 to the Company's Current Re-
          port on Form 8-K dated October 10, 1997, and incorporated herein by this reference.
 10.16+   Employment Letter between the Company and Carlton Joseph Mertens II dated September 30, 1997 filed as part of Exhibit 2.1 to the
          Company's Current Report on Form 8-K filed with the Commission on
          July 16, 1997, and incorporated herein by this reference.
 10.17**  Employment Letter between the Company and P. Scott Munro dated Janu-
          ary 22, 1998.
 10.18**  Employment Letter between the Company and James W. Dorst dated Janu-
          ary 22, 1998.
 10.19**  Employment Letter between the Company and Robert O'Reilly dated Jan-
          uary 22, 1998.
 10.20*+  Industry Remarketer Affiliate Agreement between the Company and Sir-
          ius Computer Solutions, Ltd. (included in Exhibit 2.8).
 21.1**   List of Subsidiaries.
 23.1     Consent of Coopers & Lybrand L.L.P.
 24.1**   Power of Attorney.
 27.1**   Financial Data Schedule.

--------
+ Confidential Treatment was granted by the Commission with respect to certain portions of this exhibit.
* Schedules omitted from this exhibit will be furnished to the Commission upon request.
+ Confidential Treatment requested with respect to certain portions of this exhibit pursuant to a request for confidential treatment filed with the Commission on March 13, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.
** Previously Filed.