Form 10-Q
period 1998-03-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1998-05-15
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.    0-11560
                    -------------

                          SAVOIR TECHNOLOGY GROUP, INC.
             ------------------------------------------------------
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

                                       N/A
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES /X/    NO / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at May 8, 1998
     ----------------------------                 --------------------------
     Common Stock $0.01 par value                          8,609,097

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

 Consolidated Statements of Operations for the Three Months
         Ended March 31, 1998 and 1997                                       3

 Consolidated Balance Sheets at March 31, 1998 and
         December 31, 1997                                                   4

 Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1997                                       5

 Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           17



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   20

 Index to Exhibits                                                           21



 When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors That May Affect Future Results" on page 10. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                           ------------------------------------------
                                                                  1998                    1997
                                                           ------------------       -----------------

Net sales                                                  $          100,504       $          35,950

Cost of goods sold                                                     87,443                  29,981
                                                           ------------------       -----------------

    Gross profit                                                       13,061                   5,969
                                                           ------------------       -----------------

    Gross profit as % of net sales                                     13.00%                  16.60%

Selling, general and administrative expenses                            9,226                   4,803
                                                           ------------------       -----------------

    Operating income                                                    3,835                   1,166

Interest expense                                                        1,709                     432
                                                           ------------------       -----------------

Income before income taxes                                              2,126                     734

Provision for income taxes                                              1,033                     191
                                                            -----------------       -----------------

Net income                                                 $            1,093       $             543
                                                           ==================       =================

Net income per share:

    Basic                                                  $             0.12       $            0.12
                                                           ==================       =================

    Diluted                                                $             0.11       $            0.11
                                                           ==================       =================

Number of shares used in per share calculations:

    Basic                                                               5,448                   4,558
                                                           ==================       =================

    Diluted                                                             6,167                   4,977
                                                           ==================       =================


                   The accompanying notes are an integral part
                         of these financial statements.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 March 31,                December 31,
                               ASSETS                                              1998                       1997
                                                                            -------------------       --------------------
                                                                                (Unaudited)
Current Assets:
  Cash                                                                      $            3,857        $              2,919
  Trade accounts receivable, net of allowance for
    doubtful accounts of $533 at March 31, 1998 and
    $319 at December 31, 1997                                                           63,925                      76,664
  Inventories                                                                           36,864                      36,841
  Other current assets                                                                  13,414                       7,388
                                                                            ------------------        --------------------
            Total current assets                                                       118,060                     123,812
Property and equipment, net                                                              4,785                       4,920
Excess of cost over acquired net assets and other
  intangibles, net                                                                      57,180                      57,537
Other assets                                                                               497                         619
                                                                            ------------------        --------------------
                                                                            $          180,522        $            186,888
                                                                            ==================        ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                             $           20,151        $              7,063
  Current portion of long-term debt                                                      8,610                       8,516
  Accounts payable                                                                      78,020                      96,143
  Accrued expenses                                                                       4,455                       5,636
                                                                            ------------------        --------------------
            Total current liabilities                                                  111,236                     117,358
Long-term debt, less current portion                                                    18,894                      22,330
Other                                                                                       91                         120
Commitments and contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; issued and outstanding: 2,242,500 shares Series A and 10 shares Series B at March 31,
  1998 and December 31, 1997; liquidation preference of
  $21,444 at March 31, 1998 and December 31, 1997                                           22                          22
Common Stock, $0.01 par value, 25,000,000 shares
  authorized; issued and outstanding:  5,494,258 at
  March 31, 1998 and 5,357,678 at December 31, 1997                                         55                          54
Additional Paid-in Capital                                                              48,651                      46,039
Retained earnings                                                                        1,573                         965
                                                                            ------------------        --------------------
         Total stockholders' equity                                                     50,301                      47,080
                                                                            ------------------        --------------------
                                                                            $          180,522        $            186,888
                                                                            ==================        ====================

                   The accompanying notes are an integral part
                         of these financial statements.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                           ---------------------------------
                                                                                1998               1997
                                                                           -------------      --------------
Cash flows from operating activities:
  Net income                                                               $       1,093      $          543
  Adjustments to reconcile net income to net cash used in
    operating activities:
  Depreciation and amortization                                                    1,201                 393
  Accretion on long-term debt obligations                                            526                  --
  Provision for doubtful accounts receivable                                         130                 110
Change in assets and liabilities:
  Accounts receivable                                                             12,609              (1,177)
  Inventories                                                                        (23)              6,275
  Other current assets                                                            (6,026)               (792)
  Other assets                                                                       122                  32
  Accounts payable                                                               (18,123)             (8,261)
  Accrued expenses and other                                                      (1,181)                 (5)
                                                                           -------------      --------------
       Net cash used in operating activities                                      (9,672)             (2,882)
                                                                           -------------      --------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                       --                 573
  Acquisition of other assets                                                        (45)                 --
  Acquisition of property and equipment                                             (248)               (396)
       Net cash provided by (used in) investing activities                          (293)                177
                                                                           -------------      --------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                             69,351              10,683
  Payments on short-term borrowings                                              (55,862)             (6,882)
  Payments on long-term debt obligations                                          (2,958)                (51)
  Proceeds from exercise of stock options                                            247                  18
  Proceeds from employee stock purchase plan                                         125                 120
  Proceeds from equipment loan                                                        --                 557
                                                                           -------------      --------------
       Net cash provided by financing activities                                  10,903               4,445
                                                                           -------------      --------------
Net increase in cash                                                                 938               1,740
Cash--beginning of period                                                          2,919                 384
                                                                           -------------      --------------
Cash--end of period                                                        $       3,857      $        2,124
                                                                           =============      ==============


                   The accompanying notes are an integral part
                         of these financial statements.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Savoir Technology Group, Inc. and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1997.

Note 2: The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from net income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

Note 3: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Informa-tion." This statement establishes standards for disclosure about operating segments in annual finan- cial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This state- ment supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for fiscal years beginning after December 15, 1997, with interim reporting disclosures required in the first quarter immediately subsequent to the year in which SFAS 131 is adopted, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

Note 4: The Company has an inventory and working capital financing agreement (the IBMCC Credit Facility) with IBM Credit Corporation (IBMCC), an affiliate of International Business Machines Corporation (IBM), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agree- ment. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $75,000,000. The IBMCC Credit Facility is renewable in September 1999 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was not in compliance with the times interest earned ratio covenant at March 31, 1998. IBMCC granted a waiver as of March 31, 1998 for the specific violation. Borrowings under the IBMCC Credit Facility were $20,134,000 at March 31, 1998. Cash advances bear interest at prime

              (8.5% at March 31, 1998) plus 1.875%. Based on eligible assets, as of March 31, 1998, the Company had borrowings available of approximately $2,807,000.

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

Note 7: Supplemental Cash Flow Information: Cash paid for interest in the three-month periods ended March 31, 1998 and 1997 was $1,186,000 and $436,000, respectively.

Note 8: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                            -------------------------
                                                                              1998            1997
                                                                            -------         ---------
              Numerator--basic and diluted EPS
              Net income................................................    $ 1,093         $     543
              Less:  preferred stock dividends..........................       (437)               --
                                                                            -------         ---------
              Income available to stockholders - basic and diluted......    $   656         $     543
                                                                            -------         ---------
              Denominator--basic EPS
              Weighted average shares outstanding.......................      5,448             4,558
                                                                            -------         ---------
              Basic earnings per share..................................    $  0.12         $    0.12
                                                                            =======         =========
              Denominator--diluted EPS
              Denominator--basic EPS....................................      5,448             4,558
              Effect of dilutive securities:
                  Common Stock options and warrants.....................        719               419
                                                                            -------         ---------
                                                                              6,167             4,977
                                                                            -------         ---------
              Diluted earnings per share................................    $  0.11         $    0.11
                                                                            =======         =========

              At March 31, 1998, 2,242,500 shares of convertible preferred stock were outstanding, but were not included in the calculation of diluted net income per share as their effect was anti-dilutive.

Note 9: The Company has certain warrants outstanding issued to debt holders in September of 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. The discount is being charged to interest expense over the life of the loans. During the first quarter of 1998, the warrants were revalued at $2,721,000. As a result, and so long as the loans remain outstanding, the Company will record additional interest expense of approximately $116,000 per quarter, except for the first quarter of 1998, for which the incremental expense was $232,000.

Note 10: On April 29, 1998, the Company completed the public offering of 3,000,000 shares of its Common Stock at a price of $10.50 per share. After deducting the underwriting discount and offering expenses, the net proceeds to the Company were approximately $29,600,000. The Company used the proceeds of the offering to reduce its outstanding debt obligations, exclusive of the outstanding cash advances on the IBMCC Credit Facility. In connection with the repayment of its outstanding debt obligations, the Company will report an extraordinary charge of approximately $2,300,000, net of tax, resulting from a prepayment penalty and the write-off of unamortized discounts (including the amounts noted in Note 9 above) and other related expenses.

Note 11: On November 22, 1997, the Company entered into an Agreement and Plan of Reorganization, with MCBA Systems, Inc. (MCBA) and its shareholders, which was amended on March 27, 1998 and on April 23, 1998 (the MCBA Agreement), whereby MCBA will become a wholly owned subsidiary of the Company upon consummation of the proposed acquisition (the MCBA Acquisition). All outstanding shares of MCBA common stock (and all securities convertible into any capital stock of MCBA) will be converted into an aggregate of up to 900,000 shares of the Company's Common Stock on a pro rata basis. In addition, the MCBA Agreement contains an earnout provision which allows the stockholders of MCBA to earn up to an additional 1,500,000 shares of the Company's Common Stock based upon the attainment of certain performance goals in calendar 1998 and 1999. In connection with the March 27 amendment (the Amendment), MCBA issued an unsecured promissory note to the Company in the principal amount of $480,000 bearing interest at the rate of 8.5% per annum (the Promissory Note). The Promissory Note is due and payable upon the earlier of March 31, 1999 or the consummation of the MCBA Acquisition.

              MCBA is a value-added wholesale distributor and reseller of IBM commercial mid-range servers, including the AS/400 and RS/6000, and software. MCBA is also one of four authorized distributors of IBM's S/390 mainframe systems. In addition to the products it offers, MCBA provides network configuration and technical support services to its customers. MCBA's reported revenue for the year ended December 31, 1997 was $26,900,000. The proposed MCBA Acquisition, which is expected to be consummated by June 5, 1998, is subject to various customary closing conditions.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

       Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales for the three months ended March 31, 1998 of $100,504,000 were 180% higher than the net sales of $35,950,000 for the corresponding period in 1997. Sales increased due to the acquisition of Star Management Services, Inc. (SMS), in the third quarter of 1997, additions to the Company's sales force and increased integration and storage product sales in the Company's Computer Peripherals Group Division (CPG).

       During the year ended December 31, 1997, the quarter ended December 31, 1997 and the quarter ended March 31, 1998, sales to Sirius Computer Solutions, Ltd. (Sirius) accounted for approximately 11%, 23% and 20%, respectively, of the Company's net sales. The Company's sales to Sirius are made under the Industry Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997 (the Sirius Agreement), pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the Company's net sales in 1998 as it represented in the fourth quarter of 1997. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of the Company's relationship with Sirius or a reduction in purchases from the Company by Sirius could have a material adverse effect upon the Company's business, financial condition and results of operations.

       Cost of sales is comprised of purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit increased 119% to $13,061,000 in the quarter ended March 31, 1998 from $5,969,000 in the quarter ended March 31, 1997. As a percentage of net sales, gross profit decreased to 13.0% for the three months ended March 31, 1998 from 16.6% for the corresponding period in 1997. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which the Company extends volume discounts to customers and the historical gross profit percentage of SMS.

       Selling, general and administrative expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including the Company's information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses and provision for bad debt losses. Selling, general and administrative expenses increased 92% in the three months ended March 31, 1998 from the same period a year ago due to necessary personnel increases as a result of the acquisition of SMS, internal Company growth, higher depreciation costs incurred as a result of additions to the Company's infrastructure and higher amortization expense as a result of increased goodwill related to acquisitions.

       Interest expense increased 296% in the three months ended March 31, 1998 versus the same period in 1997 due to additional borrowings associated with the acquisition of SMS and an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund acquisitions, principally the acquisition of SMS on September 30, 1997, infrastructure additions, expanded operations and overall Company growth. Interest expense for the current quarter also increased due to the amortization of discount for warrants granted in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. The discount is being charged to interest expense over the life of the loans. During the first quarter of 1998, the warrants were revalued at $2,721,000. As a result, the Company will record additional interest expense of approximately $116,000 per quarter, except for the first quarter of 1998, for which the incremental expense was $232,000.

       The Company's effective tax rate is 49% versus the statutory rate of 34% due primarily to an increase in non-deductible goodwill and other intangibles.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities during the three months ended March 31, 1998 totaled $9,672,000 compared to the net cash used in operating activities of $2,882,000 for the three months ended March 31, 1997. Net cash from operating activities was reduced by the decrease in accounts payable of $18,123,000 which was due to a decrease in quarter-to-quarter inventory purchases. This was partially offset by a decrease in accounts receivable of $12,609,000 as a result of increased collection efforts.

       Net cash used in investing activities during the three months ended March 31, 1998 was $293,000 compared to net cash provided by investing activities of $177,000 during the quarter ended March 31, 1997. Investing activities in 1998 consisted of continuing leasehold and computer hardware and software investments made at the Company's headquarters, sales office and warehouse and integration center sites.

       Net cash provided by financing activities during the three months ended March 31, 1998 was $10,903,000 compared to $4,445,000 provided during the three months ended March 31, 1997. Financing activities in the first quarter of 1998 consisted primarily of cash advances under the IBMCC Credit Facility. The cash advance proceeds were used primarily for the payment of year-end inventory purchases, the payment of debt obligations and to fund the growth of the Company.

       On April 29, 1998, the Company completed the public offering of 3,000,000 shares of its Common Stock at a price of $10.50 per share. After deducting the underwriting discount and offering expenses, the net proceeds to the Company were approximately $29,600,000. The Company used the proceeds of the offering to reduce its outstanding debt obligations, exclusive of the outstanding cash advances on the IBMCC Credit Facility. In connection with the repayment of its outstanding debt obligations, the Company will report an extraordinary charge of approximately $2,300,000, net of tax, resulting from a prepayment penalty and the write-off of unamortized discounts (including the amounts noted in Note 9 to Consolidated Financial Statements) and other related expenses.

       Under the IBMCC Credit Facility, the Company's purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $75,000,000. The IBMCC Credit Facility is renewable in September 1999 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was not in compliance with the times interest earned ratio covenant at March 31, 1998. IBMCC granted the Company a waiver as of March 31, 1998 for the specific violation. Borrowings under the IBMCC Credit Facility were $20,134,000 at March 31, 1998. Cash advances bear interest at prime (8.5% at March 31, 1998) plus 1.875%. Based on eligible assets, as of March 31, 1998, the Company had borrowings available of approximately $2,807,000.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

       DEPENDENCE UPON IBM AND VENDOR CONCENTRATION. The Company's business, financial condition and results of operations are highly dependent upon the Company's relationship with IBM and upon the continued market acceptance of IBM commercial mid-range servers. During the years ended December 31, 1996 and 1997, approximately 50% and 65%, respectively, of the Company's net sales were generated from the sale of IBM products, and the Company expects the percentage to increase through 1998. The Company's non-exclusive agreement with IBM may be unilaterally modified by IBM upon 30 days' written notice, is subject to a 90-day renewal notice, provides no franchise rights and may not be assigned by the Company. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. In furtherance of its business strategy, and in order to maintain most favorable volume discount status with IBM, the Company has recently completed several acquisitions and is actively engaged in an ongoing search for additional acquisitions and potential equity investments for similar purposes. However, there can be no assurance that the Company will be successful in completing any future acquisitions or in making any such equity investments. The failure by the Company to complete other acquisitions or make equity investments, or to otherwise increase its sales volume through internal growth, could result in the Company's inability to maintain most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on the Company's relationship with IBM and on the Company's business, financial condition and results of operations. Any disruption, change or termination in the Company's relationship with IBM or in the manner in which IBM distributes its products, the failure of IBM to develop new products which are accepted by the Company's customers, the failure by the Company to maintain certain operational and administrative capabilities, the failure by the Company to maintain sufficient sales volumes of certain IBM products to maintain most favorable volume discount status or the addition of other wholesale distributors by IBM would have a material adverse effect upon the Company's business, financial condition and results of operations.

       The balance of the Company's net sales is derived from the sale of products from a limited number of other vendors. During the years ended December 31, 1996 and 1997, approximately 28% and 19%, respectively, of the Company's net sales were derived from the sale of products manufactured by Data General Corporation, NCR Corporation and Unisys Corporation, collectively. To become an authorized distributor for these vendors, the Company typically enters into a non-exclusive agreement that is cancelable by either party upon 30 to 120 days' prior written notice. Any disruption, change or termination in the Company's relationship with any such vendor or in the manner in which any such vendor distributes its products, the failure of any such vendor to develop new products which are accepted by the Company's customers, the failure by the Company to maintain certain operational and administrative capabilities, the failure by the Company to maintain sufficient sales volumes of certain vendors' products to maintain most favorable volume discount status or the addition of other wholesale distributors by any such vendor would have a material adverse effect upon the Company's business, financial condition and results of operations.

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

       FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including, but not limited to, changes in the supply and demand for commercial mid-range servers, peripheral equipment, software and related services, the cost, timing and integration of acquisitions, the addition or loss of a key vendor or customer, the introduction of new technologies, changes in manufacturers' prices, price protection policies or stock rotation privileges, changes in market development funds, changes in the level of operating expenses, product supply shortages, disruption of warehousing or shipping channels, inventory adjustments, increases in the amount of accounts receivable written off, price competition and changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for commercial mid-range servers and order cancelations or rescheduling. In addition, historically a substantial portion of the Company's net sales are made in the last few days of a quarter. Accordingly, the Company's quarterly operating results are difficult to predict and delays in the closing of sales near the end of a quarter could cause quarterly net sales to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Thus, the Company believes that period-to-period comparisons of the Company's operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's future operating results are expected to fluctuate as a result of these and other factors, which could have a material adverse effect on the Company's business, financial condition and results of operations and on the price of the Common Stock. It is possible that in future periods the Company's operating results may be below the expectations of securities analysts and investors. In such event, the market price of the Common Stock would likely be materially and adversely affected.

       SUBSTANTIAL COMPETITION. The markets in which the Company operates are highly competitive. Competition is based primarily on product availability, price, credit availability, speed of delivery, ability to tailor specific solutions to customer needs, breadth and depth of product lines and services, technical expertise and pre- and postsale service and support. Increased competition may result in further price reductions, reduced gross profit margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

       RELIANCE ON SIRIUS COMPUTER SOLUTIONS, LTD. During the year ended December 31, 1997, the quarter ended December 31, 1997 and the quarter ended March 31, 1998, sales to Sirius accounted for approximately 11%, 23% and 20%, respectively, of the Company's net sales. The Company's sales to Sirius are made under the Sirius Agreement, pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the Company's net sales in 1998 as it represented in the fourth quarter of 1997. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of the Company's relationship with Sirius or a reduction in purchases from the Company by Sirius could have a material adverse effect upon the Company's business, financial condition and results of operations.

       INTEGRATION RISKS RELATING TO ACQUISITIONS. Since December 1994, the Company has completed seven acquisitions, and on November 22, 1997, the Company entered into the MCBA Agreement which contemplates that MCBA will become a wholly owned subsidiary of the Company upon consummation of the MCBA Acquisition. The MCBA Acquisition is expected to be consummated by June 5, 1998. The respective obligations of the Company and MCBA to consummate the MCBA Acquisition, however, are subject to the satisfaction of various customary conditions set forth in the MCBA Agreement. There can be no assurance that the Company and MCBA will be able to satisfy in a timely manner any or all of the conditions precedent to closing the MCBA Acquisition. In addition, the MCBA Agreement may be terminated for various reasons or no reason, including, but not limited to, termination by either party at will if the MCBA Acquisition has not been consummated June 5, 1998.

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

       The Company's ability to achieve the anticipated benefits of the proposed MCBA Acquisition, the acquisition of SMS completed on September 30, 1997 (the SMS Acquisition) or any other acquisition depends in part upon whether the integration of the business of the Company and any acquired business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The SMS Acquisition and other prior acquisitions and investments have placed, and will continue to place, substantial demands on the Company's management team and financial resources. The integration of the operations of SMS and the other acquired companies has on occasion been slower, more complex and more costly than originally anticipated. The Company will encounter similar uncertainties and risks with respect to any future acquisitions and investments, including the proposed MCBA Acquisition. Although the Company expects to realize cost savings and sales enhancements as a result of the recent and proposed acquisitions, there can be no assurance that such savings or enhancements will be realized in full or when anticipated, or that any such cost savings will not be offset by increases in other expenses or operating losses.

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

       MANAGEMENT OF GROWTH. Since 1995, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems, resulting in increased responsibilities for the Company's management. In addition, the SMS Acquisition, which was completed in September 1997, increased the Company's employee base by approximately 140 persons to 393 employees as of March 31, 1998. To manage future growth effectively, the Company will need to continue to improve its operational, financial and management information systems, procedures and controls and expand, train, motivate, retain and manage its employee base. There can be no assurance that the Company will be successful in managing any future expansion or identifying, attracting and retaining key personnel, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       LIMITATIONS UPON INCURRENCE OF ADDITIONAL INDEBTEDNESS. The terms of the IBMCC Credit Facility require that the Company obtain the consent of IBMCC prior to incurring certain additional indebtedness, including any additional senior or subordinated debt. The Company may incur additional indebtedness without such consent through capital leases and general business commitments insofar as the terms thereof are commercially reasonable and consistent with prior business practices. The IBMCC Credit Facility and the Company's anticipated cash flows may not provide sufficient funding to achieve the growth contemplated by the Company's business plan. Accordingly, the Company may need to obtain the consent of IBMCC prior to incurring any additional indebtedness. While the Company has no reason to believe that such consent will be withheld, there can be no assurance that the Company will obtain such consent. Failure to obtain such consent or to obtain an alternate credit facility in order to allow the Company to incur additional indebtedness in an amount sufficient to achieve the growth contemplated by the Company's business plan could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       EXTENSION OF CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL. The Company sells products to a broad geographic and demographic base of customers and offers unsecured credit terms to its customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. Sirius accounted for more than 10% of the Company's outstanding accounts receivable at December 31, 1997 and at March 31, 1998. No other single customer accounted for more than 5% of the Company's outstanding accounts receivable balance at December 31, 1997 or at March 31, 1998. Historically, the Company has not experienced losses from write-offs in excess of established reserves. Should the Company's customers increase the rate at which they default on payments due to the Company, and should the Company be unable to collect such amounts, it could have a material adverse effect on the Company's business, financial condition and results of operations.

       SEASONALITY. The computer distribution industry experiences seasonal trends and, within each quarter, generally tends to sell a substantial amount of its products in the last few days of the quarter. The Company's largest vendor, IBM, sells approximately 35-40% of its products in the last calendar quarter, and such continuing pattern could have an effect on the Company's quarterly net sales. Historically, a substantial portion of the Company's net sales are made in the last few days of a quarter. Due to the Company's recent significant growth through acquisitions and the Company's increased dependence on the sale of IBM products, variations experienced by IBM and the Company may be magnified in the future and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       DEPENDENCE ON THIRD-PARTY SHIPPERS. The Company presently ships a majority of its products from its warehouses via Federal Express Corporation (FedEx), but also ships via United Parcel Service of America, Inc. (UPS) and other common carriers. In addition, certain products that the Company sells are drop shipped to its customers via these carriers. Changes in shipping terms or the inability of FedEx, UPS or any other third-party shipper to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption or any other reason) could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company can maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis.

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

       RISK ASSOCIATED WITH POTENTIAL "YEAR 2000" PROBLEMS OF THIRD PARTIES. It is possible that the currently installed computer systems, software products or other business systems of the Company's vendors or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output data in the year 2000 or thereafter without error or interruption (commonly known as the Year 2000 problem). The Company believes that its business systems, including its computer systems, are not subject to the Year 2000 problem; however, the Company has begun to query its vendors and customers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all such Year 2000 problems in the computer systems of its vendors or customers in advance of their occurrence or that they will be able to successfully rectify any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. The purchasing patterns of existing and potential customers, however, may be affected by Year 2000 problems, which could cause fluctuations in the Company's sales volumes and could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1:       Legal Proceedings.
              -----------------

              None.

Item 2:       Changes in Securities.
              ---------------------

              None.

Item 3:       Defaults on Senior Securities.
              -----------------------------

              None.

Item 4:       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

              None.

Item 5:       Other Information.
              -----------------

              None.

Item 6:       Exhibits and Reports on Form 8-K.
              --------------------------------

              A.     Exhibits
                     --------

                     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

              B.     Reports on Form 8-K.
                     -------------------

                     The following reports on Form 8-K, or amendments to previously filed reports on Form 8-K, were filed during the quarter ended March 31, 1998.


                    Date of
    Filed Date       Report                   Items Reported                         Financial Statements Filed
    ----------       ------       ----------------------------------------      ----------------------------------

      2/17/98       8/29/97       Item 5 - Other Events                                None
   (Form 8-K/A)                   Item 7 - Exhibits (all previously filed)

      2/17/98       9/30/97       Item 7 - Financial tatements of busi-          99.2  Pro Forma Financial State-
   (Form 8-K/A)                            ness acquired and Star                      ments of Savoir
                                           Management Services, Inc.                   Technology Group, Inc.:
                                           (previously filed) pro forma
                                           financial information                 a.    Pro Forma Condensed Con-
                                                                                       solidated Statement of
                                                                                       Operations for the Year
                                                                                       Ended December 31, 1996
                                                                                       (Unaudited)



                    Date of
    Filed Date       Report                   Items Reported                         Financial Statements Filed
    ----------       ------       ----------------------------------------      ----------------------------------

                                                                                 b.    Notes to Pro Forma Con-
                                                                                       densed Consolidated State-
                                                                                       ment of Operations for the
                                                                                       Year Ended December 31,
                                                                                       1996 (Unaudited)


                                                                                 c.    Pro Forma Condensed Con-
                                                                                       solidated Statement of
                                                                                       Operations for the Nine
                                                                                       Months Ended
                                                                                       September 30, 1997
                                                                                       (Unaudited)


                                                                                 d.    Notes to Pro Forma Con-
                                                                                       densed Consolidated State-
                                                                                       ment of Operations for the
                                                                                       Nine Months Ended
                                                                                       September 30, 1997
                                                                                       (Unaudited)

      2/17/98       2/12/98       Item 5 - Other Events                                None
    (Form 8-K)                    Item 7 - Exhibits (Press Release)

      3/11/98        3/9/98       Item 5 - Other Events                                None
    (Form 8-K)                    Item 7 - Exhibits (Press Release)

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Registrant:

                                   SAVOIR TECHNOLOGY GROUP, INC.



Dated:  May 14, 1998               By          /s/ P. SCOTT MUNRO
                                      -----------------------------------------
                                                 P. Scott Munro
                                             Chief Executive Officer



Dated:  May 14, 1998               By          /s/ JAMES W. DORST
                                      -----------------------------------------
                                                 James W. Dorst
                                             Chief Financial Officer

                                INDEX TO EXHIBITS



   EXHIBIT
   -------

     2.1 First Amendment to Agreement and Plan of Reorganization dated March 27, 1998, by and among Savoir Technology Group, Inc., STG Acquisition Corp., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed as Exhibit 2.12 to the Company's Registration Statement on Form S-2 filed with the Commission on April 29, 1998 and incorporated herein by this reference.

     3(i) Restated Certificate of Incorporation of Savoir Technology Group, Inc., a Delaware corporation, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated July 23, 1997, filed on August 14, 1997 and incorporated herein by this reference.

    3(ii) Amended and Restated Bylaws of Savoir Technology Group, Inc., a Delaware corporation, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     4.1 Certificate of Designation, Preferences and Rights of the Company's Series A Preferred Stock, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.2 Certification of Designation, Preferences and Rights of the Company's Series B Preferred Stock, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.3 Registration and Put Rights Agreement among the Company and the Purchasers dated September 30, 1997, filed as Exhibit
                    4.2 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.4 Warrant Agreement of Western Micro Technology, Inc. between the Company and the Purchasers dated September 30, 1997 filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.5 Common Stock Purchase Warrant in favor of Robert Fleming Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.6 Common Stock Purchase Warrant in favor of CanPartners Investments IV, LLC filed as Exhibit 4.5 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.7 13.5% Second Priority Senior Secured Notes Due September 30, 2000 in favor of Robert Fleming Inc., filed as Exhibit 4.6 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.8 13.5% Second Priority Senior Secured Notes Due September 30, 2000 in favor of Robert Fleming Inc., filed as Exhibit 4.7 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.9 Promissory Note of Registrant in the amount of Ten Million Dollars ($10,000,000) in favor of ICC dated September 30, 1997, filed as Exhibit 4.8 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.10 Warrant Agreement of Western Micro Technology, Inc. between the Company and ICC dated September 30, 1997, filed as
                    Exhibit 4.9 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.11 Registration and Put Rights Amendment between the Company and ICC, filed as Exhibit 4.10 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.12           Common Stock Purchase Warrant in favor of ICC, filed as
                    Exhibit 4.11 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     10.1 Lease Agreement dated February 2, 1998, by and between Green Mountain Ventures I, Ltd., a Texas limited partnership and the Company's subsidiary Business Partner Solutions, Inc., a Texas corporation, filed as Exhibit 10.1 to the Company's Current Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     10.2 Employment Letter between the Company and P. Scott Munro dated January 22, 1998, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     10.3 Employment Letter between the Company and James W. Dorst dated January 22, 1998, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     10.4 Employment Letter between the Company and Robert O'Reilly dated January 22, 1998, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

      27            Financial Data Schedule.