Form 10-Q
period 1998-06-30
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1998-08-14
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.    0-11560
                       -------

                          SAVOIR TECHNOLOGY GROUP, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  94-2414428
           ------------                              ---------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)


                      254 E. HACIENDA AVENUE, CAMPBELL, CA
                    -----------------------------------------
                    (Address of principal executive offices)

                                      95008
                                    --------
                                   (Zip Code)

                                 (408) 379-0177
                                 ---------------
                         (Registrant's telephone number,
                              including area code)

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

                                 YES |X|   NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT AUGUST 7, 1998
                -----                        -----------------------------
    Common Stock $0.01 par value                      9,971,240

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                               3

          Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 1998 and 1997                                3

          Consolidated Balance Sheets at June 30, 1998 and December 31,
          1997                                                               4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997                                       5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk         18


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 19

Item 2.   Changes in Securities                                             19

Item 3.   Defaults Upon Senior Securities                                   19

Item 4.   Submission of Matters to a Vote of Security Holders               19

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  19

Signatures                                                                  21

Index to Exhibits                                                           22


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

                                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (Unaudited)


                                                               For the Three Months                  For the Six Months
                                                                  ENDED JUNE 30,                       ENDED JUNE 30,
                                                        ----------------------------------   ----------------------------------

                                                             1998               1997              1998               1997
                                                        ---------------   ----------------   ---------------    ---------------

Net sales                                               $      122,920    $         39,886   $      223,424     $        75,836
Cost of goods sold                                             108,031              33,293          195,474              63,274
                                                        --------------    ----------------   --------------     ---------------
     Gross profit                                               14,889               6,593           27,950              12,562
                                                        --------------    ----------------   --------------     ---------------
     Gross profit as % of sales                                 12.11%              16.53%           12.51%              16.56%
Selling, general and administrative expenses                    10,627               5,569           19,853              10,372
                                                        --------------     ---------------    -------------     ---------------
    Operating income                                             4,262               1,024            8,097               2,190
Interest expense                                                   963                 496            2,672                 928
                                                        --------------    ----------------   --------------     ---------------
Income before income taxes and extraordinary item                3,299                 528            5,425               1,262
Provision for income taxes                                       1,618                 121            2,651                 312
                                                        --------------    ----------------   --------------     ---------------
     Income before extraordinary item                            1,681                 407            2,774                 950
Extraordinary item, net of tax effect                           (2,338)                 --           (2,338)                 --
                                                        --------------    ----------------   --------------     ---------------
Net income (loss)                                       $        (657)    $            407   $          436     $           950
                                                        ==============    ================   ==============     ===============

Net income per share:
     Basic income before extraordinary item             $         0.16    $           0.08   $         0.28     $          0.20
     Extraordinary item, net of tax effect                       (0.30)                 --            (0.34)                 --
                                                        --------------    ----------------   --------------     ---------------
     Basic net income (loss)                            $        (0.14)   $           0.08   $        (0.06)    $          0.20
                                                        ===============   ================   ===============    ===============
     Diluted income before extraordinary item           $         0.16    $           0.08   $         0.28     $          0.19
     Extraordinary item, net of tax effect                       (0.22)                 --            (0.24)                 --
                                                        --------------    ----------------   --------------     ---------------
     Diluted net income (loss)                          $        (0.06)   $           0.08   $         0.04     $          0.19
                                                        ==============    ================   ==============     ===============

Number of shares used in per share calculations:

     Basic                                                       7,986               4,805            6,884               4,673
                                                        ==============    ================   ==============     ===============

     Diluted                                                    10,747               5,196            9,738               5,080
                                                        ==============    ================   ==============     ===============


                   The accompanying notes are an integral part
                         of these financial statements.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             June 30,            December 31,
                               ASSETS                                          1998                  1997
                                                                        -------------------    ----------------
                                                                                (Unaudited)
Current Assets:
 Cash                                                                   $             7,002    $          2,919
 Trade accounts receivable, net of allowance for doubtful
    accounts of $620 at June 30, 1998 and $319 at
    December 31, 1997                                                                78,459              76,664
 Inventories                                                                         37,179              36,841
 Other current assets                                                                16,784               7,388
                                                                        -------------------    ----------------
       Total current assets                                                         139,424             123,812
Property and equipment, net                                                           4,796               4,920
Excess of cost over acquired net assets and other
  intangibles, net                                                                   69,817              57,537
Other assets                                                                            738                 619
                                                                        -------------------    ----------------
                                                                        $           214,775    $        186,888
                                                                        ===================    ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes payable                                                          $            17,863    $          7,063
 Current portion of long-term debt                                                    1,036               8,516
 Accounts payable                                                                   100,828              96,143
 Accrued expenses                                                                     6,570               5,636
                                                                        -------------------    ----------------
       Total current liabilities                                                    126,297             117,358
Long-term debt, less current portion                                                  1,153              22,330
Other                                                                                    60                 120
Commitments and contingencies                                                            --                  --
Stockholders' Equity:
Preferred Stock, $0.01 par value, 10,000,000 shares
   authorized; issued and outstanding: 2,024,900 shares Series
   A at June 30, 1998 and 2,242,500 at December 31, 1997;
   liquidation preference of $19,358 at June 30, 1998 and
   $21,444 at December 31, 1997                                                          20                  22
Common Stock, $0.01 par value, 25,000,000 shares authorized;
   issued and outstanding: 9,914,097 at June 30, 1998 and
   5,357,678 at December 31, 1997                                                        99                  54
Additional paid-in capital                                                           86,712              46,039
Retained earnings                                                                       434                 965
                                                                        -------------------    ----------------
    Total stockholders' equity                                                       87,265              47,080
                                                                        -------------------    ----------------
                                                                        $           214,775    $        186,888
                                                                        ===================    ================


                                     The accompanying notes are an integral
                                       part of these financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                            For the Six Months
                                                                                              ENDED JUNE 30,
                                                                                   ------------------------------------
                                                                                         1998                1997
                                                                                   ----------------    ----------------
Cash flows from operating activities:
  Net income                                                                        $            436    $            950
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                                                2,761                 749
  Accretion on long-term debt obligations                                                        732                  --
  Provision for doubtful accounts receivable                                                     267                 310
  Deferred taxes                                                                                  75                  --
  Write-off of unamortized warrant discount                                                    2,773                  --
  Changes in assets and liabilities:
  Accounts receivable                                                                          1,840              (8,364)
  Inventories                                                                                   (355)              6,600
  Other current assets                                                                        (9,471)             (1,263)
  Accounts payable                                                                               887             (10,310)
  Accrued expenses and other                                                                     950                 278
                                                                                    ----------------    ----------------
    Net cash provided by (used in) operating activities                                          895             (11,050)
                                                                                    ----------------    ----------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                                             (3,198)                473
  Acquisition of other assets                                                                   (786)               (351)
  Acquisition of property and equipment                                                         (636)               (803)
                                                                                    ----------------    ----------------
    Net cash used in investing activities                                                     (4,620)               (681)
                                                                                    ----------------    ----------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                                        135,952              23,733
  Payments on short-term borrowings                                                         (124,747)            (12,843)
  Payments on long-term debt obligations                                                     (32,516)               (105)
  Proceeds from issuance of common stock                                                      28,683                  --
  Proceeds from exercise of stock options and warrants                                           311                  67
  Proceeds from employee stock purchase plan                                                     125                 120
  Proceeds from equipment loan                                                                    --                 557
                                                                                    ----------------    ----------------
    Net cash provided by financing activities                                                  7,808              11,529
                                                                                    ----------------    ----------------
Net increase (decrease) in cash                                                                4,083                (202)
Cash--beginning of period                                                                      2,919                 384
                                                                                    ----------------    ----------------
Cash--end of period                                                                 $          7,002    $            182
                                                                                    ================    ================


                                     The accompanying notes are an integral
                                       part of these financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Savoir Technology Group, Inc. and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1997.

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

Note 4: The Company has an inventory and working capital financing agreement (the IBMCC Credit Facility) with IBM Credit Corporation (IBMCC), an affiliate of International Business Machines Corporation (IBM), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $85,000,000. The IBMCC Credit Facility is renewable in September 1999 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was in compliance with these covenants as of June 30, 1998. Cash advances under the IBMCC Credit Facility were $17,848,000 at June 30, 1998. Cash advances bear interest at prime (8.5% at June 30, 1998) plus 1.875%. Based on eligible assets, as of June 30, 1998, the Company had borrowings available of approximately $8,016,000.

Note 5: Revenue Recognition and Accounts Receivable: The Company records revenue, net of allowances for estimated returns, at the time of product shipment. To reduce credit risk, the Company performs ongoing credit evaluations and has credit insurance.

Note 6: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (average) or net realizable value.

Note 7: Supplemental Cash Flow Information: Cash paid for interest in the six-month periods ended June 30, 1998 and 1997 was $2,204,000 and $852,000, respectively. Cash paid for income taxes during the six month periods ended June 30, 1998 and 1997 was $2,754,000 and $101,000, respectively.

Note 8: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                               For the Three Months          For the Six Months
                                                                  ENDED JUNE 30,               ENDED JUNE 30,
                                                            -------------------------    --------------------------
                                                                1998          1997           1998          1997
                                                            -----------   ------------   -----------   ------------
              Numerator--basic and diluted EPS
              Net income before extraordinary item          $     1,681   $        407   $     2,774   $        950
              Less:  preferred stock dividends                     (431)            --          (868)            --
                                                            -----------   ------------   -----------   ------------
              Income available to common stockholders,
                     before extraordinary item                    1,250            407         1,906            950
              Extraordinary item, net of tax effect              (2,338)            --        (2,338)            --
                                                            -----------   ------------   -----------   ------------
              Net income (loss)--basic                           (1,088)           407          (432)           950
              Plus: impact of assumed conversion                    431             --           868             --
                                                            -----------   ------------   -----------   ------------
              Net income (loss)--diluted                    $      (657)  $        407   $       436   $        950
                                                            ===========   ============   ===========   ============
              Denominator--basic EPS
              Weighted average shares outstanding                 7,986          4,805         6,884          4,673
                                                            ===========   ============   ===========   ============
              Basic EPS
              Income before extraordinary item              $      0.16   $       0.08   $      0.28   $       0.20
              Extraordinary item, net of tax effect               (0.30)            --         (0.34)            --
                                                            -----------   ------------   -----------   ------------
              Net income (loss)                             $     (0.14)  $       0.08   $     (0.06)  $       0.20
                                                            ===========   ============   ===========   ============

              Denominator--diluted EPS
              Denominator--basic EPS                              7,986          4,805         6,884          4,673
              Effect of dilutive securities:
              Convertible Preferred Stock                         2,077            --          2,160             --
              Common Stock options and warrants                     684            391           694            407
                                                            -----------   ------------   -----------   ------------
                                                                 10,747          5,196         9,738          5,080
                                                            ===========   ============   ===========   ============
              Diluted EPS
              Income before extraordinary item              $      0.16   $       0.08   $      0.28   $       0.19
              Extraordinary item, net of tax effect               (0.22)            --         (0.24)            --
                                                            -----------   ------------   -----------   ------------
              Net income (loss)                             $     (0.06)  $       0.08   $      0.04   $       0.19
                                                            ===========   ============   ===========   ============

              Options to purchase 443,500 and 246,000 shares of Common Stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the calculation of net income per share because the options' exercise price was greater than the average market price of the common shares.

Note 9: On April 29, 1998, the Company completed the public offering of 3,000,000 shares of its Common Stock at a price of $10.50 per share. After deducting the underwriting discount and offering expenses, the net proceeds to the Company were $28,683,000. The Company used the proceeds of the offering to reduce its outstanding debt obligations, exclusive of the outstanding cash advances on the IBMCC Credit Facility.

Note 10: In connection with the repayment of its outstanding debt obligations (see Note 9 above), the Company recorded an extraordinary charge of $2,338,000, net of tax, resulting from a prepayment penalty, the write-off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

Note 11: On May 15, 1998, the Company purchased substantially all of the UniDirect catalog and VarCity distribution business and related electronic software distribution organization of UniDirect Corporation (UDC) for $4,600,000, comprised of $2,900,000 in cash and a $1,700,000 promissory note. The promissory note bears interest at 8.25% and is payable over a two-year period. This transaction has been accounted for as a purchase with the result that UDC operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $4,900,000 of goodwill and other intangible assets. During the year ended December 31, 1997, the acquired businesses had unaudited revenues of approximately $18,000,000.

              UniDirect specializes in the sales and support of technically advanced software products. VarCity is a nationwide distributor of client/server and Internet software products to resellers. Software solutions sold by both companies include products for areas such as web and intranet development and related management tools, UNIX and Windows NT applications and utilities, client/server applications, advanced operating systems and databases, and PC connectivity applications.

Note 12: On June 5, 1998, the Company acquired all of the outstanding shares of MCBA Systems, Inc.'s (MCBA) common stock for $487,000 of cancelled indebtedness and 852,854 shares of the Company's common stock. In addition, the selling stockholders of MCBA can earn an additional 1,500,000 shares of the Company's common stock based upon attainment of certain performance goals in calendar 1998 and 1999. The acquisition has been accounted for as a purchase with the result that MCBA operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $9,800,000 of goodwill and other intangible assets. The fair values of assets acquired from MCBA were approximately $4,045,000 and liabilities assumed were approximately $3,945,000.

              MCBA is a value-added wholesale distributor and reseller of IBM commercial mid-range servers, including the AS/400 and RS/6000, and software. MCBA is also one of four authorized distributors of IBM's S/390 mainframe systems. In addition to the products it offers, MCBA provides network configuration and technical support services to its customers. MCBA's unaudited revenue for the year ended December 31, 1997 was approximately $26,900,000.

Note 13: Certain amounts in the financial statements have been reclassified to conform with the current period's presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity or net income (loss).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT EVENTS

       On April 29, 1998, the Company completed the public offering of 3,000,000 shares of its Common Stock at a price of $10.50 per share. After deducting the underwriting discount and offering expenses, the net proceeds to the Company were $28,683,000. The Company used the proceeds of the offering to reduce its outstanding debt obligations, exclusive of the outstanding cash advances on the IBMCC Credit Facility.

       On May 15, 1998, the Company purchased substantially all of the UniDirect catalog and VarCity distribution business and related electronic software distribution organization of UDC for $4,600,000, comprised of $2,900,000 in cash and a $1,700,000 promissory note. The promissory note bears interest at 8.25% and is payable over a two-year period. This transaction has been accounted for as a purchase with the result that UDC operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $4,900,000 of goodwill and other intangible assets. During the year ended December 31, 1997, the acquired businesses had unaudited revenues of approximately $18,000,000.

       UniDirect specializes in the sales and support of technically advanced software products. VarCity is a nationwide distributor of client/server and Internet software products to resellers. Software solutions sold by both companies include products for areas such as web and intranet development and related management tools, UNIX and Windows NT applications and utilities, client/server applications, advanced operating systems and databases, and PC connectivity applications.

       On June 5, 1998, the Company acquired all of the outstanding shares of MCBA common stock for $487,000 of cancelled indebtedness and 852,854 shares of the Company's common stock. In addition, the selling stockholders of MCBA can earn an additional 1,500,000 shares of the Company's common stock based upon attainment of certain performance goals in calendar 1998 and 1999. The acquisition has been accounted for as a purchase with the result that MCBA operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $9,800,000 of goodwill and other intangible assets. The fair values of assets acquired from MCBA were approximately $4,045,000 and liabilities assumed were approximately $3,945,000.

       MCBA is a value-added wholesale distributor and reseller of IBM commercial mid-range servers, including the AS/400 and RS/6000, and software. MCBA is also one of four authorized distributors of IBM's S/390 mainframe systems. In addition to the products it offers, MCBA provides network configuration and technical support services to its customers. MCBA's unaudited revenue for the year ended December 31, 1997 was approximately $26,900,000.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

       Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales for the three months ended June 30, 1998 of $122,920,000 were 208% higher than the net sales of $39,886,000 for the corresponding period in 1997. Sales increased due to the continued expansion of the Company's computer systems distribution business, particularly through the acquisition of Star Management Services, Inc. (SMS) in the third quarter of 1997. The acquisition of MCBA in June of 1998, the opening of a sales office in Canada in June of 1998 and increased software sales, primarily as a result of the acquisition of UDC, also contributed to the rise in revenue. The acquisitions of MCBA and UDC accounted for approximately $6.3 million of net sales during the three months ended June 30, 1998. The recruitment of new customers, hiring of additional sales representatives, and general market demand for computer systems also contributed to the overall rise in revenue.

       During the quarter ended June 30, 1998, sales to Sirius Computer Solutions, Ltd. (Sirius) accounted for approximately 19% of the Company's net sales. The Company's sales to Sirius are made under the Industry

Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997 (the Sirius Agreement), pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the Company's net sales for the remainder of 1998 as it represented in the second quarter of 1998. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of the Company's relationship with Sirius or a reduction in purchases from the Company by Sirius could have a material adverse effect upon the Company's business, financial condition and results of operations.

       Cost of sales is comprised of purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit increased 126% to $14,889,000 in the quarter ended June 30, 1998 from $6,593,000 in the quarter ended June 30, 1997. As a percentage of net sales, gross profit decreased to 12.1% for the three months ended June 30, 1998 from 16.5% for the corresponding period in 1997. This decrease is due to increased sales of lower gross profit computer systems, primarily due to acquisitions. An increase in large order sales, on which the Company extends volume discounts to customers also contributed to the decline in the gross profit percentage.

       Selling, general and administrative expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including the Company's information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses and provision for bad debt losses. Selling, general and administrative expenses increased 91% to $10,627,000 in the three months ended June 30, 1998 from $5,569,000 in the same period a year ago due to the acquisitions of SMS, MCBA and UDC, necessary increase in personnel costs, higher depreciation costs incurred as a result of additions to the Company's infrastructure, start-up costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 8.6% for the three months ended June 30, 1998, compared to 14.0% for the same period in 1997. The decrease is a result of increased operating leverage due to the higher sales volumes.

       Interest expense increased 94% to $963,000 in the quarter ended June 30, 1998 versus $496,000 from the same period in 1997 due to additional borrowings associated with the acquisition of SMS and UDC and an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund infrastructure additions, expanded operations and overall Company growth.

       The Company's effective tax rate is 49% versus the statutory rate of 34% due primarily to non-deductible goodwill and other intangibles.

       In connection with the repayment of its outstanding debt obligations, the Company recorded an extraordinary charge of $2,338,000, net of tax, resulting from a prepayment penalty, the write-off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

       Net sales for the six months ended June 30, 1998 of $223,424,000 were 195% higher than the net sales of $75,836,000 for the corresponding period in 1997. Sales increased due to the expansion of the Company's computer systems distribution business, particularly through the acquisition of SMS in the third quarter of 1997. The acquisition of MCBA in June of 1998, the opening of a sales office in Canada in June of 1998 and increased software sales, primarily as a result of the acquisition of UDC, also contributed to the rise in revenue. The acquisition of MCBA and UDC accounted for approximately $6.3 million of net sales in the six months ended June 30, 1998. The recruitment of new customers, hiring of additional sales representatives, increased integration orders and higher storage product sales in the Company's Computer and Peripherals Group
(CPG) and general market demand for computer systems also contributed to the overall rise in revenue.

       During the six months ended June 30, 1998, sales to Sirius accounted for approximately 20% of the Company's net sales.

       Gross profit increased 122% to $27,950,000 in the six months ended June 30, 1998 from $12,562,000 in the six months ended June 30, 1997. As a percentage of net sales, gross profit decreased to 12.5% for the six months ended June 30, 1998 from 16.6% for the corresponding period in 1997. This decrease is due to increased sales of lower gross profit computers systems, primarily due to acquisitions. An increase in large order sales, on which the Company extends volume discounts to customers also contributed to the decline in the gross profit percentage.

       Selling, general and administrative expenses increased 91% to $19,853,000 in the six months ended June 30, 1998 from $10,372,000 in the same period a year ago due to the acquisition of SMS, MCBA and UDC, necessary increase in personnel costs, higher depreciation costs incurred as a result of additions to the Company's infrastructure, start-up costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 8.9% for the six months ended June 30, 1998, compared to 13.7% for the same period in 1997. The decrease is a result of increased operating leverage due to the higher sales volumes.

       Interest expense increased 188% to $2,672,000 in the six months ended June 30, 1998 versus $928,000 from the same period in 1997 due to additional borrowings associated with the acquisition of SMS and an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund infrastructure additions, expanded operations and overall Company growth. Interest expense for the six months ended June 30, 1998 also increased due to the amortization of a discount on warrants issued in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. During the first quarter of 1998, the warrants were revalued at $2,721,000. The Company recorded approximately $330,000 in interest expense for the discount on the warrants during the six months ended June 30, 1998. The Company will not incur an additional expense resulting from the warrants as the unamortized value was expensed as a result of the Company's public offering and subsequent payoff of the debt underlying the warrants.

       The Company's effective tax rate is 49% versus the statutory rate of 34% due primarily to non-deductible goodwill and other intangibles.

       In connection with the repayment of its outstanding debt obligations, the Company recorded an extraordinary charge of $2,338,000, net of tax, resulting from a prepayment penalty, the write-off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities during the six months ended June 30, 1998 totaled $895,000 compared to the net cash used in operating activities of $11,050,000 for the six months ended June 30, 1997. Net cash from operating activities was reduced by an increase in other assets of $9,471,000 which was due to the payment of estimated income taxes and an increase in rebates receivable. This was offset by the write-off of unamortized warrant discounts totaling $2,773,000, depreciation and amortization of $2,761,000 and a decrease in accounts receivable of $1,840,000, as a result of increased collection efforts.

       Net cash used in investing activities during the six months ended June 30, 1998 was $4,260,000 compared to net cash used in investing activities of $681,000 during the six months ended June 30, 1997. Investing activities in 1998 consisted of the acquisition of MCBA and UDC and continuing leasehold and computer hardware and software investments made at the Company's headquarters, sales office and warehouse and integration center sites.

       Net cash provided by financing activities during the six months ended June 30, 1998 was $7,808,000 compared to $11,529,000 provided during the six months ended June 30, 1997. Financing activities in 1998 consisted of a public offering of common stock and cash advances under the IBMCC Credit Facility. On April 29, 1998, the Company completed the public offering of 3,000,000 shares of its Common Stock at a price of $10.50 per share. After deducting the underwriting discount and offering expenses, the net proceeds to the Company were $28,683,000. The Company used the proceeds of the offering to reduce its outstanding debt obligations, exclusive of the outstanding cash advances on the IBMCC Credit Facility. The IBMCC Credit Facility cash proceeds were used for the payment of debt obligations and to fund the growth of the Company.

       Under the IBMCC Credit Facility, the Company's purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $85,000,000. The IBMCC Credit Facility is renewable in September 1999 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was in compliance with these covenants at June 30, 1998. Cash advances under the IBMCC Credit Facility were $17,848,000 at June 30, 1998. Cash advances bear interest at prime (8.5% at June 30, 1998) plus 1.875%. Based on eligible assets, as of June 30, 1998, the Company had borrowings available of approximately $8,016,000.

       The Company has required substantial working capital to finance accounts receivable, inventories and capital expenditures and has financed its working capital requirements, capital expenditures and acquisitions primarily through bank borrowings, cash generated from operations and sales of Common Stock and Preferred Stock Units. The Company believes that its existing cash and available bank borrowings are sufficient to fund the Company's operations through the end of 1998. The Company is actively considering other alternatives for raising additional cash including public equity, private equity, or appropriate alternative debt financing. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at sufficient levels.

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

       SUBSTANTIAL COMPETITION. The markets in which the Company operates are highly competitive. Competition is based primarily on product availability, price, credit availability, speed of delivery, ability to tailor specific solutions to customer needs, breadth and depth of product lines and services, technical expertise and pre- and post- sale service and support. Increased competition may result in further price reductions, reduced gross profit margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

       In the distribution of computer systems, the Company competes with national, regional and local distributors, including, but not limited to, Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., and Pioneer Standard Electronics, Inc. (which recently acquired Dickens Data Systems, Inc.), and, in some limited circumstances, its own vendors. In the distribution of storage products, the Company competes with national, regional and local distributors. Through CPG, the Company competes with contract manufacturers, systems integrators and certain assemblers of computer products.

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

       RELIANCE ON SIRIUS COMPUTER SOLUTIONS, LTD. During the year ended December 31, 1997, the quarter ended December 31, 1997 and the six months ended June 30, 1998, sales to Sirius accounted for approximately 11%, 23% and 20%, respectively, of the Company's net sales. The Company's sales to Sirius are made under the Sirius Agreement, pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the Company's net sales for the remainder of 1998 as it represented in the first six months of 1998. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of the Company's relationship with Sirius or a reduction in purchases from the Company by Sirius could have a material adverse effect upon the Company's business, financial condition and results of operations.

       INTEGRATION RISKS RELATING TO ACQUISITIONS. Since December 1994, the Company has completed nine acquisitions. The combination of the Company's business and acquired businesses requires, among other things, integration of the respective management teams and sales and other personnel, coordination of sales and marketing efforts, conversion of computer systems (including inventory control, order entry and financial reporting) and integration of the businesses' products and physical facilities. The difficulties of such integration may be increased by the necessity of coordinating geographically separate organizations. The integration of certain operations will require the dedication of management resources which may temporarily divert attention away from the day-to-day business of the combined company. There can be no assurance that such coordination and integration will be accomplished smoothly or successfully. The inability of management to integrate the operations of acquired businesses successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, during the integration phase, aggressive competitors may undertake to attract customers and to recruit key employees through various incentives. There can be no assurance that acquisitions will not materially and adversely affect the selling patterns of vendors and the buying patterns of present and potential customers of the Company and that such effect will not materially and adversely affect the Company's business, financial condition and results of operations.

       The Company's ability to achieve the benefits of the MCBA acquisition, the acquisition of SMS completed on September 30, 1997 (the SMS Acquisition), the UDC acquisition or any other acquisition depends in part upon whether the integration of the business of the Company and any acquired business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The MCBA acquisition, the SMS Acquisition, the UDC acquisition and other prior acquisitions and investments have placed, and will continue to place, substantial demands on the Company's management team and financial resources. The integration of the operations of SMS and the other acquired companies has on occasion been slower, more complex and more costly than originally anticipated. The Company will encounter similar uncertainties and risks with respect to any future acquisitions and investments. Although the Company expects to realize cost savings and sales enhancements as a result of recent and potential future acquisitions, there can be no assurance that such savings or enhancements will be realized in full or when anticipated, or that any such cost savings will not be offset by increases in other expenses or operating losses.

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

       EXTENSION OF CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL. The Company sells products to a broad geographic and demographic base of customers and offers unsecured credit terms to its customers. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. Sirius accounted for more than 10% of the Company's outstanding accounts receivable at December 31, 1997 and at June 30, 1998. No other single customer accounted for more than 5% of the Company's outstanding accounts receivable balance at December 31, 1997 or at June 30, 1998. Historically, the Company has not experienced losses from write-offs in excess of established reserves. Should the Company's customers increase the rate at which they default on payments due to the Company, and should the Company be unable to collect such amounts, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       PLANNED INTERNATIONAL EXPANSION. Although the Company to date has not generated significant net sales from international operations, one of the elements of its business strategy is to expand internationally. The Company was recently authorized to distribute IBM's AS/400 products in Canada and opened an office in Canada during the three months ended June 30, 1998. There can be no assurance that the Company will be able to expand successfully its international business. Certain risks inherent in doing business on an international level include, but are not limited to, management of remote operations, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and results of operations.

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

       FUTURE DILUTION DUE TO ACQUISITIONS. In connection with certain acquisitions completed by the Company, the Company expects to issue up to approximately 1,700,000 additional shares of Common Stock pursuant to earnout provisions based on the attainment of performance goals. The Company anticipates issuing additional shares of Common Stock or other equity or convertible debt securities to effect future acquisitions or for other corporate purposes. Upon such issuances, the percentage ownership of the stockholders of the Company will be reduced and stockholders may experience additional dilution.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

              Not applicable.

                           PART II. OTHER INFORMATION


Item 1:       LEGAL PROCEEDINGS.

              None.

Item 2:       CHANGES IN SECURITIES.

              None.

Item 3:       DEFAULTS ON SENIOR SECURITIES.

              None.

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              SPECIAL MEETING OF STOCKHOLDERS

         At the Special Meeting of Stockholders held on June 4, 1998, the holders of shares representing 65.8% of the total votes eligible to be case, approved and adopted the Agreement and Plan of Reorganization, dated as of November 22, 1997, by and among the Company, MCBA, Michael N. Gunnells and John Harkins (together, the "Selling Shareholders"), as amended by the First and Second Amendments to Agreement and Plan of Reorganization, dated as of March 27, 1998 and April 23, 1998, respectively, by and among the Company, Acquisition Sub, MCBA, the Selling Shareholders, and the transactions contemplated thereby, including the Merger and the issuance of shares of the common stock, par value $0.01 per share, of the Company to the Selling Shareholders, by the margins indicated as follows:

                  For:                    5,069,547
                  Against:                   60,629
                  Abstain:                        0


Item 5:       OTHER INFORMATION.

              None.

Item 6:       EXHIBITS AND REPORTS ON FORM 8-K.

              A.   EXHIBITS

                   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

              B.     REPORTS ON FORM 8-K.

                     The following reports on Form 8-K, or amendments to previously filed reports on Form 8-K, were filed during the quarter ended June 30, 1998.


               Date of
Filed Date      Report                    Items Reported                         Financial Statements Filed
----------     -------   ---------------------------------------------          -----------------------------

 06/19/98       6/5/98   Item 2 - Acquisition or Disposition of Assets.
                                  ------------------------------------
(Form 8-K)


                         Item 7 - Financial Statements and Exhibits.
                                  ---------------------------------


                                  (a)    Financial statements of busi-          None.
                                         ness acquired.


                                  (b)    Pro forma financial                    None.
                                         information.


                                  (c)    Exhibits.


                                         (i)  2.1 Agreement and Plan
                                              of Reorganization.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Registrant:

                                  SAVOIR TECHNOLOGY GROUP, INC.



Dated:  August 13, 1998           By          /S/ P. SCOTT MUNRO
                                     ------------------------------------
                                                 P. Scott Munro
                                             Chief Executive Officer



Dated:  August 13, 1998           By          /S/ JAMES W. DORST
                                     ------------------------------------
                                                James W. Dorst
                                            Chief Financial Officer



Dated:  August 13, 1998           By         /S/ DENNIS J. POLK
                                     ------------------------------------
                                               Dennis J. Polk
                                          Chief Accounting Officer

                                INDEX TO EXHIBITS

   Exhibit
   -------

     2.1 Second Amendment to Agreement and Plan of Reorganization dated April 23, 1998, by and among Savoir Technology Group, Inc., STG Acquisition Corp., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed herewith.

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

     27.1           Financial Data Schedule.

     27.2           Restated Financial Data Schedule for the period ended
                    December 31, 1996.

     27.3           Restated Financial Data Schedule for the period ended March
                    31, 1997.

     27.4 Restated Financial Data Schedule for the period ended September 30, 1997.

     27.5           Restated Financial Data Schedule for the period ended
                    December 31, 1997.