Form 10-Q
period 1998-09-30
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1998-11-16
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.    0-11560
                    ------------

                          SAVOIR TECHNOLOGY GROUP, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                              94-2414428
              ----------                            ------------
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
  of incorporation or organization)


                      254 E. HACIENDA AVENUE, CAMPBELL, CA
                 ---------------------------------------------
                    (Address of principal executive offices)

                                      95008
                                   -----------
                                   (Zip Code)

                                 (408) 379-0177
                              -------------------
                         (Registrant's telephone number,
                              including area code)

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

                               YES  |X|     NO  |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                       OUTSTANDING AT NOVEMBER 1, 1998
                -----                       -------------------------------

    Common Stock $0.01 par value                       10,611,772

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

      Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 1998 and 1997                                    3

      Consolidated Balance Sheets at September 30, 1998 and December 31,
         1997                                                                 4

      Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997                                          5

      Notes to Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           22



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities and Use of Proceeds                           23

Item 3.  Defaults Upon Senior Securities                                     23

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    24

Signatures                                                                   25

Index to Exhibits                                                            26



       When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors That May Affect Future Results" on page 15. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                          SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (Unaudited)

                                                               For the Three Months                  For the Nine Months
                                                                Ended September 30,                  Ended September 30,
                                                        ----------------------------------   ----------------------------------
                                                             1998               1997              1998               1997
                                                        --------------    ----------------   --------------     ---------------

Net sales                                               $      149,809    $         46,139   $      373,233     $       121,975
Cost of goods sold                                             132,561              39,297          328,035             102,571
                                                        --------------    ----------------   --------------     ---------------

    Gross profit                                                17,248               6,842           45,198              19,404
                                                        --------------    ----------------   --------------     ---------------

    Gross profit as % of sales                                  11.51%              14.83%           12.11%              15.91%

Selling, general and administrative expenses                    12,177               5,471           32,030              15,843
                                                        --------------    ----------------   --------------     ---------------
    Operating income                                             5,071               1,371           13,168               3,561
Interest expense                                                   605                 604            3,277               1,532
                                                        --------------    ----------------   --------------     ---------------
Income before income taxes and extraordinary item                4,466                 767            9,891               2,029
Provision for income taxes                                       2,179                  --            4,830                 312
                                                        --------------    ----------------   --------------     ---------------
Income before extraordinary item                                 2,287                 767            5,061               1,717
Extraordinary item, net of tax effect                               --                  --           (2,338)                 --
                                                        --------------    ----------------   --------------     ---------------

Net income                                              $        2,287    $            767   $        2,723     $         1,717
                                                        ==============    ================   ==============     ===============

Net income (loss) per share:
    Basic income (loss) before extraordinary item       $        (0.20)   $           0.16   $         0.00     $          0.36
    Extraordinary item, net of tax effect                           --                  --            (0.30)                 --
                                                        --------------    ----------------   --------------     ---------------

    Basic net income (loss)                             $        (0.20)   $           0.16   $        (0.30)    $          0.36
                                                        ==============    ================   ==============     ===============

    Diluted income (loss) before extraordinary item     $        (0.20)   $           0.15   $         0.00     $          0.33
    Extraordinary item, net of tax effect                           --                  --            (0.28)                 --
                                                        --------------    ----------------   --------------     ---------------

    Diluted net income (loss)                           $        (0.20)   $           0.15   $        (0.28)    $          0.33
                                                        ==============    ================   ==============     ===============

Number of shares used in per share calculations:

    Basic                                                        9,599               4,842            7,876               4,751
                                                        ==============    ================   ==============     ===============

    Diluted                                                      9,599               5,144            8,442               5,138
                                                        ==============    ================   ==============     ===============

                                              The accompanying notes are an integral
                                                part of these financial statements

                                       SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES


                                                 CONSOLIDATED BALANCE SHEETS

                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           September 30,          December 31,
                               ASSETS                                          1998                   1997
                                                                        ------------------     ------------------
                                                                            (Unaudited)
Current Assets:
 Cash                                                                   $            2,920     $            2,919

 Trade accounts receivable, net of allowance for doubtful
    accounts of $774 at September 30, 1998 and $319 at
    December 31, 1997                                                              106,629                 76,664
 Inventories                                                                        43,870                 36,841
 Other current assets                                                               20,185                  7,388
                                                                        ------------------     ------------------
       Total current assets                                                        173,604                123,812

Property and equipment, net                                                          4,865                  4,920
Excess of cost over acquired net assets and other
  intangibles, net                                                                  82,353                 57,537
Other assets                                                                           702                    619
                                                                        ------------------     ------------------
                                                                        $          261,524     $          186,888
                                                                        ==================     ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes payable                                                          $           23,667     $            7,063
 Current portion of long-term debt                                                   1,019                  8,516
 Accounts payable                                                                  133,892                 96,143
 Accrued expenses                                                                   11,849                  5,636
                                                                        ------------------     ------------------
       Total current liabilities                                                   170,427                117,358
Long-term debt, less current portion                                                 1,120                 22,330
Other                                                                                   31                    120
Commitments and contingencies                                                           --                     --
Stockholders' Equity:
Preferred Stock, $0.01 par value, 10,000,000 shares
 authorized; issued and outstanding: 1,986,500 shares Series
 A at September 30, 1998 and 2,242,500 at December 31, 1997
 and 10 shares of Series B at September 30, 1998 and December
 31, 1997; liquidation preference of $18,996 at
 September 30, 1998 and $21,444 at December 31, 1997                                    20                     22
Common Stock, $0.01 par value, 25,000,000 shares authorized;
 issued and outstanding:  10,004,764 at September 30, 1998
 and 5,357,678 at December 31, 1997                                                    100                     54
Additional paid-in capital                                                          91,349                 46,039
Retained earnings                                                                   (1,523)                   965
                                                                        ------------------     ------------------
    Total stockholders' equity                                                      89,946                 47,080
                                                                        ------------------     ------------------
                                                                        $          261,524     $          186,888
                                                                        ==================     ==================

                                     The accompanying notes are an integral
                                       part of these financial statements

                                     SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (IN THOUSANDS)
                                                       (Unaudited)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                   ------------------------------------
                                                                                         1998                1997
                                                                                   ---------------     ----------------
Cash flows from operating activities:
 Net income                                                                        $          2,723    $          1,717
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                              4,387               1,253
   Accretion on long-term debt obligations                                                      732                  --
   Provision for doubtful accounts receivable                                                   427                 372
   Loss on sale of fixed assets                                                                 117                  --
   Deferred taxes                                                                               100                  --
   Write-off of unamortized warrant discount                                                  2,773                  --
 Changes in assets and liabilities:
   Accounts receivable                                                                      (26,490)            (14,449)
   Inventories                                                                               (7,046)              6,472
   Other current assets                                                                     (12,897)             (4,706)
   Accounts payable                                                                          33,951               2,932
   Accrued expenses and other                                                                 6,213                (105)
                                                                                   ----------------    ----------------
      Net cash provided by (used in) operating activities                                     4,990              (6,514)
                                                                                   ----------------    ----------------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                                                               6                  --
 Acquisition of businesses, net of cash acquired                                            (16,073)            (36,259)
 Acquisition of other assets                                                                 (1,133)               (500)
 Acquisition of property and equipment                                                       (1,232)               (917)
                                                                                   ----------------    ----------------
   Net cash used in investing activities                                                    (18,432)            (37,676)
                                                                                   ----------------    ----------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                                        202,993              50,083
 Payments on short-term borrowings                                                         (200,984)            (46,150)
 Payments on long-term debt obligations                                                     (32,579)               (162)
 Proceeds from issuance of common stock                                                      28,683                  --
 Proceeds from issuance of debt                                                              15,000              25,000
 Proceeds from issuance of preferred stock                                                     (284)             19,263
 Proceeds from exercise of stock options and warrants                                           311                  67
 Proceeds from employee stock purchase plan                                                     303                 260
 Proceeds from equipment loan                                                                    --                 557
                                                                                   ----------------    ----------------
   Net cash provided by financing activities                                                 13,443              48,918
                                                                                   ----------------    ----------------
Net increase in cash                                                                              1               4,728
Cash--beginning of period                                                                     2,919                 384
                                                                                   ----------------    ----------------
Cash--end of period                                                                 $         2,920    $          5,112
                                                                                   ================    ================


                                     The accompanying notes are an integral
                                       part of these financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Savoir Technology Group, Inc. and its subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1997.

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

Note 4: The Company has an inventory and working capital financing agreement (the IBMCC Credit Facility) with IBM Credit Corporation (IBMCC), an affiliate of International Business Machines Corporation (IBM), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. The IBMCC Credit Facility is renewable in September 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was not in compliance with the tangible net worth covenant at September 30, 1998. IBMCC granted a waiver as of September 30, 1998 for the specific violation. Cash advances under the IBMCC Credit Facility were $8,653,000 at September 30, 1998. Cash advances bear interest at prime (8.5% at September 30, 1998) plus 1.875%. Based on eligible assets, as of September 30, 1998, the Company had borrowings available of approximately $29,623,000.

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

Note 7: Supplemental Cash Flow Information: Cash paid for interest in the nine-month periods ended September 30, 1998 and 1997 was $2,669,000 and $1,465,000, respectively. Cash paid for income taxes during the nine month periods ended September 30, 1998 and 1997 was $3,278,000 and $106,000, respectively.

Note 8: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                   For the Three Months          For the Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                --------------------------   --------------------------
                                                                    1998          1997           1998          1997
                                                                --------------------------   --------------------------
         Numerator--basic and diluted EPS
         Net income before extraordinary item                   $     2,287   $        767   $     5,061   $      1,717
         Less:  preferred stock dividends                            (4,191)            --        (5,059)            --
                                                                -----------   ------------   -----------   ------------
         Income (loss) available to common stockholders, before
                extraordinary item                                   (1,904)           767             2          1,717
         Extraordinary item, net of tax effect                           --             --        (2,338)            --
                                                                -----------   ------------   -----------   ------------
         Net income (loss)--basic                                    (1,904)           767        (2,336)         1,717
         Plus: impact of assumed conversion                              --             --            --             --
                                                                -----------   ------------   -----------   ------------
         Net income (loss)--diluted                              $   (1,904)  $        767   $    (2,336)  $      1,717
                                                                 ===========  ============   ===========   ============

         Denominator--basic EPS
         Weighted average shares outstanding                          9,599          4,842         7,876          4,751
                                                                ===========   ============   ===========   ============

         Basic EPS
         Income (loss) before extraordinary item                $     (0.20)  $       0.16   $      0.00   $       0.36
         Extraordinary item, net of tax effect                           --             --         (0.30)            --
                                                                -----------   ------------   -----------   ------------
         Net income (loss)                                      $     (0.20)  $       0.16   $     (0.30)  $       0.36
                                                                ===========   ============   ===========   ============

         Denominator--diluted EPS
         Denominator--basic EPS                                       9,599          4,842         7,876          4,751
         Effect of dilutive securities:
         Common Stock options and warrants                               --            302           566            387
                                                                -----------   ------------   -----------   ------------
                                                                      9,599          5,144         8,442          5,138
                                                                ===========   ============   ===========   ============
         Diluted EPS
         Income (loss) before extraordinary item                $     (0.20)  $       0.15   $      0.00   $       0.33
         Extraordinary item, net of tax effect                           --             --         (0.28)            --
                                                                -----------   ------------   -----------   ------------
         Net income (loss)                                      $     (0.20)  $       0.15   $     (0.28)  $       0.33
                                                                ===========   ============   ===========   ============

         Options to purchase 1,233,721 and 142,437 shares of Common Stock were outstanding at September 30, 1998 and 1997, respectively, but were not included in the calculation of net income per share because the options' exercise price was greater than the average market price of the common shares.

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

Note 12: On June 5, 1998, the Company acquired all of the outstanding shares of MCBA Systems, Inc.'s (MCBA) common stock for $487,000 of canceled indebtedness and 852,854 shares of the Company's common stock. In addition, the selling stockholders of MCBA can earn an additional 1,500,000 shares of the Company's common stock based upon attainment of certain performance goals in calendar 1998 and 1999. The acquisition has been accounted for as a purchase with the result that MCBA operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $9,800,000 of goodwill and other intangible assets. The fair values of assets acquired from MCBA were approximately $4,045,000 and liabilities assumed were approximately $3,945,000.

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

Note 13: On September 8, 1998, the Company acquired the distribution segment of REAL Applications, Ltd. (REAL) from its parent company, El Camino Resources, Ltd. (El Camino) for $12,875,000. In connection with the acquisition, the Company recorded approximately $13,141,000 of goodwill and other intangible assets. The acquisition has been accounted for as a purchase with the result that REAL operations are included in the Company's financial statements from the date of purchase.

         REAL is a reseller of IBM commercial mid-range servers, including the AS/400 and RS/6000, as well as high end data storage and IBM Netfinity servers. REAL is also one of four authorized distributors of IBM's S/390 mainframe systems. REAL had unaudited revenues of approximately $80,000,000 for the year ended April 30, 1998.

         The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and REAL for the fiscal year ended December 31, 1997 and the nine months ended September 30, 1998. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the REAL acquisition had been consummated at the earliest period presented, nor is it indicative of future operating results.

                                            Year Ended        Nine Months Ended
                                         December 31, 1997    September 30, 1998
                                         -----------------   -------------------
         Net Sales                       $     299,927,000   $      426,467,000
         Net Income                      $       3,360,000   $        3,264,000
         Net Income (loss) per share -
                basic                    $            0.58   $            (0.05)
         Net Income (loss) per share -
                diluted                  $            0.56   $            (0.04)


         Net loss per share for the nine months ended September 30, 1998 is due to an extraordinary item and dividends paid on preferred stock, see Notes 8 and 10.

Note 14: On September 8, 1998, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained an additional loan of $15,000,000 to consummate the REAL transaction (see
         Note 13 above). The loan bears interest at prime (8.5% at September 30,
         1998) plus 2.0% and is due in September, 1999.

Note 15: On September 19, 1998, the Company declared a special dividend, payable in common stock, due to the holders of the Company's Series A Preferred Stock. The Company issued approximately 600,000 shares of its common stock with a fair market value of approximately $3,800,000. The dividend was paid as a result of the average common stock price falling below a predetermined level in the five trading days prior to September 19, 1998, as stipulated in the Series A Preferred Stock Agreement.

Note 16: Certain amounts in the financial statements have been reclassified to conform with the current period's presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity or net income.

Note 17: Year 2000 Compliance Issues: See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Year 2000 Compliance Issues."

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

       On June 5, 1998, the Company acquired all of the outstanding shares of MCBA common stock for $487,000 of canceled indebtedness and 852,854 shares of the Company's common stock. In addition, the selling stockholders of MCBA can earn an additional 1,500,000 shares of the Company's common stock based upon attainment of certain performance goals in calendar 1998 and 1999. The acquisition has been accounted for as a purchase with the result that MCBA operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $9,800,000 of goodwill and other intangible assets. The fair values of assets acquired from MCBA were approximately $4,045,000 and liabilities assumed were approximately $3,945,000.

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

       On September 8, 1998, the Company acquired the distribution segment of REAL from its parent company, El Camino for $12,875,000. In connection with the acquisition, the Company recorded approximately $13,141,000 of goodwill and other intangible assets. The acquisition has been accounted for as a purchase with the result that REAL operations are included in the Company's financial statements from the date of purchase.

       REAL is a reseller of IBM commercial mid-range servers, including the AS/400 and RS/6000, as well as high end data storage and IBM Netfinity servers. REAL is also one of four authorized distributors of IBM's S/390 mainframe systems. REAL had unaudited revenues of approximately $80,000,000 for the year ended April 30, 1998.

       On September 8, 1998, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained an additional loan of $15,000,000 to consummate the REAL transaction. The loan bears interest at prime (8.5% at September 30, 1998) plus 2.0% and is due in September, 1999.

       On September 19, 1998, the Company declared a special dividend, payable in common stock, to the holders of the Company's Series A Preferred Stock. The Company issued approximately 600,000 shares of its common stock with a fair market value of approximately $3,800,000. The dividend was paid as a result of the average common stock price falling below a predetermined level in the five trading days prior to September 19, 1998, as stipulated in the Series A Preferred Stock Agreement.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales for the three months ended September 30, 1998 of $149,809,000 were 225% higher than the net sales of $46,139,000 for the corresponding period in 1997. Sales increased due to the continued expansion of the Company's computer systems distribution business, particularly through the acquisition of Star Management Services, Inc. (SMS) in the third quarter of 1997. The acquisitions of MCBA and REAL, the opening of a sales office in Canada and increased software sales, primarily as a result of the acquisition of UDC, also contributed to the rise in revenue. MCBA, UDC and REAL accounted for approximately $17.3 million of net sales during the three months ended September 30, 1998. The recruitment of new customers, increased integration and storage product sales in the Company's Computer Peripherals Group Division (CPG) and general market demand for computer systems also contributed to the overall rise in revenue.

       During the quarter ended September 30, 1998, sales to Sirius Computer Solutions, Ltd. (Sirius) accounted for approximately 15% of the Company's net sales. The Company's sales to Sirius are made under the Industry Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997 (the Sirius Agreement), pursuant to which the Company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain the Company's largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of the Company's net sales for the remainder of 1998 as it represented in the third quarter of 1998. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of the Company's relationship with Sirius or a reduction in purchases from the Company by Sirius could have a material adverse effect upon the Company's business, financial condition and results of operations.

       Cost of sales is comprised of purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit increased 152% to $17,248,000 in the quarter ended September 30, 1998 from $6,842,000 in the quarter ended September 30, 1997. As a percentage of net sales, gross profit decreased to 11.5% for the three months ended September 30, 1998 from 14.8% for the corresponding period in 1997. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which the Company extends volume discounts to customers and the historically lower gross profit percentages of SMS, MCBA and REAL.

       Selling, general and administrative expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including the Company's information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses and provision for bad debt losses. Selling, general and administrative expenses increased 123% to $12,177,000 in the three months ended September 30, 1998 from $5,471,000 in the same period a year ago due to the acquisitions of SMS, MCBA, UDC and REAL, necessary increase in personnel costs, higher depreciation costs incurred as a result of additions to the Company's infrastructure, start-up costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 8.1% for the three months ended September 30, 1998, compared to 11.9% for the same period in 1997. The decrease is primarily a result of increased operating leverage due to the higher sales volumes.

       Interest expense remained constant at $605,000 in the quarter ended September 30, 1998 versus $604,000 from the same period in 1997 due to increased collection efforts as well as an emphasis on cash management.

       The Company's effective tax rate is 49% versus the statutory rate of 34% due primarily to non-deductible goodwill and other intangibles.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

       Net sales for the nine months ended September 30, 1998 of $373,233,000 were 206% higher than the net sales of $121,975,000 for the corresponding period in 1997. Sales increased due to the expansion of the Company's computer systems distribution business, particularly through the acquisition of SMS in the third quarter of 1997. The acquisitions of MCBA and REAL, the opening of a sales office in Canada in June of 1998 and increased software sales, primarily as a result of the acquisition of UDC, also contributed to the rise in revenue. The acquisition of MCBA, UDC and REAL accounted for approximately $23.6 million of net sales in the nine months ended September 30, 1998. The recruitment of new customers, hiring of additional sales representatives, increased integration orders and higher storage product sales in CPG as well as general market demand for computer systems also contributed to the overall rise in revenue.

       During the nine months ended September 30, 1998, sales to Sirius accounted for approximately 18% of the Company's net sales.

       Gross profit increased 133% to $45,198,000 in the nine months ended September 30, 1998 from $19,404,000 in the nine months ended September 30, 1997. As a percentage of net sales, gross profit decreased to 12.1% for the nine months ended September 30, 1998 from 15.9% for the corresponding period in 1997. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which the Company extends volume discounts to customers and the historically lower gross profit percentages of SMS, MCBA and REAL.

       Selling, general and administrative expenses increased 102% to $32,030,000 in the nine months ended September 30, 1998 from $15,843,000 in the same period a year ago due to the acquisitions of SMS, MCBA, UDC and REAL, necessary increase in personnel costs, higher depreciation costs incurred as a result of additions to the Company's infrastructure, start-up costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 8.6% for the nine months ended September 30, 1998, compared to 13.0% for the same period in 1997. The decrease is primarily a result of increased operating leverage due to the higher sales volumes.

       Interest expense increased 114% to $3,277,000 in the nine months ended September 30, 1998 versus $1,532,000 from the same period in 1997 due to additional borrowings associated with the acquisition of SMS and an overall increase in line-of-credit borrowings. The increased borrowings were necessary in order to fund infrastructure additions, expanded operations and overall Company growth. Interest expense for the nine months ended September 30, 1998 also increased due to the amortization of a discount on warrants issued in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. During the first quarter of 1998, the warrants were revalued at $2,721,000. The Company recorded approximately $330,000 in interest expense for the discount on the warrants during the nine months ended September 30, 1998. The Company will not incur an additional expense resulting from the warrants as the unamortized value was expensed as a result of the Company's public offering and subsequent payoff of the debt underlying the warrants.

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

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities during the nine months ended September 30, 1998 totaled $4,990,000 compared to the net cash used in operating activities of $6,514,000 for the nine months ended September 30, 1997. Net cash from operating activities increased due to a rise in accounts payable of $33,951,000, which was primarily due to sales volume, and depreciation and amortization of $4,212,000 and overall profitability. This was offset by an increase in accounts receivable of $26,490,000, which was the result of a significant amount of sales in the last three weeks of the quarter, as well as an increase in other assets of $12,897,000 from the payment of estimated income taxes and an increase in rebates receivable.

       Net cash used in investing activities during the nine months ended September 30, 1998 was $18,432,000 compared to net cash used in investing activities of $37,676,000 during the nine months ended September 30, 1997. Investing activities in 1998 consisted of the acquisition of MCBA, UDC and REAL and continuing leasehold and computer hardware and software investments made at the Company's headquarters, sales office and warehouse and integration center sites.

       Net cash provided by financing activities during the nine months ended September 30, 1998 was $13,443,000 compared to $48,918,000 provided during the nine months ended September 30, 1997. Financing activities in 1998 consisted of a public offering of common stock and cash advances under the IBMCC Credit Facility. On April 29, 1998, the Company completed the public offering of 3,000,000 shares of its Common Stock at a price of $10.50 per share. After deducting the underwriting discount and offering expenses, the net proceeds to the Company were $28,683,000. The Company used the proceeds of the offering to reduce its outstanding debt obligations, exclusive of the outstanding cash advances on the IBMCC Credit Facility. The IBMCC Credit Facility cash proceeds were used for the payment of debt obligations and to fund the growth of the Company.

       Under the IBMCC Credit Facility, the Company's purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. The IBMCC Credit Facility is renewable in September 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was not in compliance with the tangible net worth covenant at September 30, 1998. IBMCC granted a waiver as of September 30, 1998 for the specific violation. Cash advances under the IBMCC Credit Facility were $8,653,000 at September 30, 1998. Cash advances bear interest at prime (8.5% at September 30, 1998) plus 1.875%. Based on eligible assets, as of September 30, 1998, the Company had borrowings available of approximately $29,623,000.

       On September 8, 1998, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained an additional loan of $15,000,000 to consummate the REAL transaction. The loan bears interest at prime (8.5% at September 30, 1998) plus 2.0% and is due in September of 1999.

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

YEAR 2000 COMPLIANCE ISSUES

GENERAL

       The Company is in the process of conducting a Year 2000 compliance audit and developing and implementing a company-wide Year 2000 Compliance Project (the "Project"). The Project addresses a broad range of issues affecting the Company as a result of the programming code in existing computer, and computer related, systems as the year 2000 approaches. The Year 2000 problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risks for the Company from problems in its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions. Failure of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business. The Company's Project is being headed up by the Company's Vice President of Information Technology, who reports directly to the Chief Financial Officer.

INTERNAL SYSTEMS

       The Company's business software system includes an enterprise-wide solution which was upgraded to the most recent version in fiscal 1998. This system handles the Company's most critical functions, including, finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking. Over the last three months, the Company's business software system was upgraded to a more current version, which the Company believes to be Year 2000 compliant. Certain of the Company's offices (including one in San Antonio, which is one of the Company's largest and most critical offices) are not yet fully integrated into the Company's enterprise-wide business software system. It is expected that the San Antonio office will be transitioned to the enterprise-wide system this month, and that the Company's newly acquired offices in Huntsville, Alabama and Canada will be integrated over the next four months.

       Once all of the Company's offices are up and running on the business software system, the Company will still need to upgrade the associated database and hardware systems on which the software system runs. The hardware upgrade is expected to be completed by March 1999 and will cost approximately $150,000. The database upgrade involves migrating to the next version of the software and is expected to be completed by April 1999. Since the Company's most critical functions are run on the enterprise-wide business software system, any Year 2000 problems at the hardware or software level could have a material adverse effect on the Company. If the system failed to work on January 1, 2000 it could prevent the Company from controlling its inventory, taking orders, buying inventory and billing its customers.

       The Company is inventorying and analyzing its remaining centralized computer and embedded systems, as well as its WAN Data services, WAN hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. The Company currently expects to substantially complete remediation and validation of its internal systems, as well as to develop contingency plans, by mid-1999.

THIRD PARTY SUPPLIERS AND VENDORS

       The Company is currently in the process of developing a plan for contacting its critical suppliers, manufacturers, distributors and other vendors to determine if their operations and the projects and services that they provide to the Company are Year 2000 compliant. The Company's largest supplier of product is IBM, with more than 65% of the Company's revenue derived from sales of such products. As a result, the Company will devote substantial effort in dealing with IBM in addressing any potential Year 2000 problems. Absent written assurances of Year 2000 compliance by such third parties, the Company will assume that such third parties will not be Year 2000 compliant and will attempt to mitigate its risks with respect to the failure of such third parties to be Year 2000 ready by developing contingency plans. However, there can be no assurance that in all instances contingency plans can be adopted or that they will adequately serve the needs of the Company's customers and other constituents.

PRODUCTS

       Because the Company is a distributor of mid-range computers, software and peripheral products, the Year 2000 issue is likely to have a substantial affect on the products that the Company sells. The Company will deal directly with the manufacturers of its products to determine whether such products are Year 2000 compliant. As a distributor, the Company will not make representations and warranties to its customers regarding Year 2000 compliance of the products its sells. Rather, the Company assigns to its customers the manufacturer's warranties. However, if there are year 2000 compliance issues it could increase the Company's risk of product returns, increased inventory and/or reduced sales. While the Company believes that the Company's largest line of products, IBM AS/400 and RS/6000 mid-range servers, are Year 2000 compliant, there can be no assurance that the Company's other products do not contain undetected errors or defects associated with Year 2000 that may result in material costs to the Company. Should IBM product fail to be Year 2000 compliant or should IBM be unable to supply product because of Year 2000 issues, the effect on the Company's results of operations, liquidity and financial condition would be severe.

YEAR 2000 COSTS

       The total cost associated with the Year 2000 audit and required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position based on preliminary assessments resulting from the early phases of the Project. The estimated total cost of the Project is approximately $1,200,000, $200,000 of which has already been spent to hire a Year 2000 project manager and upgrade some non-Year 2000 compliant software and systems. It is possible that as the Company continues its audit and detects problems that are not currently known to the Company, additional costs may be incurred, which could be substantial.

       The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the inherent uncertainty in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       DEPENDENCE UPON IBM AND VENDOR CONCENTRATION. Our business depends largely on our relationship with International Business Machines Corporation ("IBM") and on the continued market acceptance of IBM commercial mid-range servers. During the years ended December 31, 1995, 1996 and 1997, the sale of IBM products generated approximately 30%, 50% and 65%, respectively, of our net sales. We expect this percentage to increase in 1998. We have an agreement with IBM to distribute IBM products. IBM may unilaterally modify this agreement with us upon 30 days' written notice. This agreement also renews automatically but may be terminated by IBM upon written notice given not less than 90 days prior to the renewal date (January 1, 1999), provides no franchise rights and may not be assigned by us. As wholesale distributors of commercial mid-range servers continue to consolidate, IBM may raise the sales volume level required to maintain most favorable volume discount status. In order to maintain most favorable volume discount status with IBM and to pursue our business strategy, we have recently completed several acquisitions and are actively seeking additional acquisitions and potential equity investments. We may not be successful in completing any future acquisitions or in making any such equity investments. Our failure to do so or to otherwise increase our sales volume through internal growth, could cause us to lose our most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on our relationship with IBM and on our business, financial condition and results of operations. Our business may also be adversely affected by any disruption, change or termination in our relationship with IBM or in the manner in which IBM distributes its products, the failure of IBM to develop new products which are accepted by our customers, the failure by us to maintain certain operational and administrative capabilities, the failure by us to maintain sufficient sales volumes of certain IBM products to maintain most favorable volume discount status or the addition of other wholesale distributors by IBM.

       The balance of our net sales comes from the sale of products from a limited number of other vendors. During the years ended December 31, 1995, 1996 and 1997, approximately 22%, 28% and 19%, respectively, of our net sales were derived from the sale of products manufactured by Data General Corporation, NCR Corporation and Unisys Corporation, collectively. To become an authorized distributor for these vendors, we typically enter into a non-exclusive agreement that is cancelable by either party upon 30 to 120 days' prior written notice. Our business would be unilaterally and adversely affected by:

       o any disruption, change or termination in our relationship with any such vendor or in the manner in which any such vendor distributes its products,
       o the failure of any such vendor to develop new products which are accepted by our customers,
       o our failure to maintain certain operational and administrative capabilities,
       o our failure to maintain sufficient sales volumes of certain vendors' products to maintain most favorable volume discount status, or
       o      the addition of other wholesale distributors by any such vendor.

       As is typical in our industry, we receive volume discounts and market development funds from most of our vendors. These volume discounts directly affect our gross profit. In addition, we often use market development funds to offset a portion of our sales and marketing expenses. Any change in the availability of these discounts or market development funds or our failure to obtain vendor financing on satisfactory terms and conditions would have a material adverse effect on our business, financial condition and results of operations.

       FLUCTUATIONS IN OPERATING RESULTS. Our quarterly net sales and operating results may fluctuate as a result of a variety of factors, including, but not limited to:

       o changes in the supply and demand for commercial mid-range servers; peripheral equipment; software and related services;
       o      the cost, timing and integration of acquisitions;
       o      the addition or loss of a key vendor or customer;
       o      the introduction of new technologies;
       o changes in manufacturers' prices, price protection policies or stock rotation privileges;
       o      changes in market development funds;
       o      changes in the level of operating expenses;
       o      product supply shortages;
       o      disruption of warehousing or shipping channels;
       o      inventory adjustments;
       o      increases in the amount of accounts receivable written off; and
       o price competition and changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs.

Our operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for commercial mid-range servers and order cancelations or rescheduling. In addition, historically, a substantial portion of our net sales are made in the last few days of a quarter. Therefore, our quarterly operating results are difficult to predict and delays in the closing of sales near the end of a quarter could cause quarterly net sales to be far less than expected and reduce our profitability. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and you should not rely on them as an indication of future performance. Our future operating results are expected to fluctuate as a result of these and other factors, which could have a material adverse effect on our business, financial condition and results of operations and on the price of our Common Stock. It is possible that in the future, our operating results may be below the expectations of securities analysts and investors. In such event, the market price of the Common Stock would likely be materially and adversely affected. See "--Possible Volatility of Stock Price."

       SUBSTANTIAL COMPETITION. We operate in highly competitive markets. Competition is based primarily on:

       o      product availability;
       o      price;
       o      credit availability;
       o      speed of delivery;
       o      ability to tailor specific solutions to customer needs;
       o      breadth and depth of product lines and services;
       o      technical expertise; and
       o      pre- and post-sale service and support

Increased competition may result in the need for further price reductions, reduced gross profit margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations.

       Through our Mid-Range Systems Division, we compete with national, regional and local distributors, including, but not limited to, Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., and Dickens Data Systems, Inc., a division of Pioneer Standard Electronics, Inc. and, in some limited circumstances, our own vendors. In the distribution of storage products, we compete with national, regional and local distributors. Through CPG, we compete with contract manufacturers, systems integrators and certain assemblers of computer products. We have experienced increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. Therefore, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we do. Competitors which are larger than us may be able to obtain more favorable pricing and terms from vendors than we can. If we fail to compete successfully against these larger companies, our business, financial condition and results of operations would be materially and adversely affected.

       RELIANCE ON SIRIUS COMPUTER SOLUTIONS, LTD. During the year ended December 31, 1997 and nine months ended September 30, 1998, sales to Sirius Computer Solutions, Ltd. ("Sirius") accounted for approximately 11% and 18%, respectively, of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between us and Sirius dated as of September 30, 1997 (the "Sirius Agreement"), pursuant to which we appointed Sirius as one of our industry remarketer affiliates of IBM products. Under the Sirius Agreement, Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end-user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales in 1998 as it represented in the first nine months of 1998. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, except that it may not be terminated at will. Any disruption, change or termination of our relationship with Sirius or a reduction in purchases by Sirius could have a material adverse effect upon our business, financial condition and results of operations.

       INTEGRATION RISKS RELATING TO ACQUISITIONS. Since December 1994, we have completed ten acquisitions. To successfully combine our business with businesses we acquire, we must:

       o integrate our respective management teams and sales and other personnel;
       o      coordinate sales and marketing efforts;
       o convert computer systems (including inventory control, order entry and financial reporting); and
       o      integrate our respective products and physical facilities.

We will also need to coordinate geographically separate organizations. The integration of certain operations will require the dedication of management resources which may temporarily divert attention away from the day-to-day business of the combined company. Our inability to integrate successfully the operations of acquired businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, during the integration phase, competitors may try to attract customers and to recruit key employees through various incentives. Acquisitions may materially and adversely affect the selling patterns of vendors and the buying patterns of our present and potential customers and this might materially and adversely affect our business, financial condition and results of operations.

       Our ability to achieve the anticipated benefits of the acquisitions of MCBA, REAL and UDC or any other acquisition depends in part upon whether we can effectively and efficiently integrate our business with that of the acquired business. The SMS Acquisition and other acquisitions and investments have placed, and will continue to place, substantial demands on our management team and financial resources. The integration of the operations of SMS and the other acquired companies has occasionally been slower, more difficult and more costly than we originally anticipated. We will encounter similar uncertainties and risks in any future acquisitions and investments. Although we expect to reduce costs and increase sales as a result of the recent and proposed acquisitions, we do not know if this will occur, or if any cost reductions will be offset by increases in other expenses or operating losses. See "--Uncertainty of Future Acquisitions and Expansion."

       UNCERTAINTY OF FUTURE ACQUISITIONS AND EXPANSION. Acquisitions are an important part of our business strategy, and we believe that additional acquisitions are important to our growth, development and continued ability to compete effectively. We evaluate potential acquisitions and strategic investments on an ongoing basis. It is difficult to predict whether we will be able to compete successfully for available acquisition or investment candidates or to complete future acquisitions and investments or as to the financial effect of any acquired businesses or equity investments. Our future acquisitions and investments, if any, may involve significant cash expenditures and may cause us to incur additional debt, interest and amortization expense or decreased operating income, any of which could adversely affect our business, financial condition and results of operations. In addition, we will need additional financing to fund our working capital requirements and to finance future acquisitions and strategic equity investments, if any. We may not be able to raise financing on satisfactory terms and conditions, if at all. See "--Future Capital Needs; Uncertainty of Additional Financing." If we cannot successfully implement our acquisition and investment strategy, our business, financial condition and results of operations could be materially and adversely affected. See "--Integration Risks Relating to Acquisitions" and "--Future Dilution Due to Acquisitions."

       MANAGEMENT OF GROWTH. Since 1997, we have experienced significant growth in the number of our employees and in the scope of our operating and financial systems. To manage future growth effectively, we will need to continue to improve our operational, financial and management information systems, procedures and controls and expand, train, motivate, retain and manage our employee base. Our failure to successfully manage any future expansion or identify, attract and retain key personnel, could have a material adverse effect on our business, financial condition and results of operations. See "--Dependence on Key Personnel."

       DEPENDENCE ON KEY PERSONNEL. Our future success depends in part on the continued service of our key management, sales and marketing personnel and our ability to identify and hire additional personnel. Competition for qualified management, sales and marketing personnel is intense and we may not be able to retain and recruit adequate personnel to operate our business. Our success is largely dependent on the skills, experience and efforts of our key personnel, particularly P. Scott Munro, Chairman of the Board, Chief Executive Officer, President and Secretary, and Carlton Joseph Mertens II, Chief Executive Officer and President of the Company's subsidiary, Business Partner Solutions, Inc., both of whom have employment agreements with us. The loss of either of these individuals or other key personnel could have a material adverse effect on our business, financial condition and results of operations. We maintain life insurance on Messrs. Munro and Mertens in the amounts of $7.9 million and $10.0 million, respectively. We are contractually obligated to apply any proceeds from these policies to repay the IBMCC Credit Advance (as defined herein).

       FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. Our operations to date have required substantial amounts of working capital to finance accounts receivable and product inventories. Although we believe we have sufficient funds, or alternate sources of funds, to carry on our business as presently conducted through 1998, we will need to raise additional amounts through public or private debt or equity financings in order to achieve the growth contemplated by our business plan. Additional financing of any type may not be available on acceptable terms, or at all. Any failure to obtain such financing could have a material adverse effect upon our business, financial condition and results of operations. See "--Limitations Upon Incurrence of Additional Indebtedness."

       DEPENDENCE ON AVAILABILITY OF CREDIT AND IBMCC CREDIT FACILITY. In order to obtain necessary working capital, we rely primarily on a line of credit that is collateralized by substantially all of our assets. The amount of credit available to us may be adversely affected by numerous factors beyond our control, including:

       o delays in collection or deterioration in the quality of our accounts receivable;
       o      economic trends in the technology industry;
       o      interest rate fluctuations; and
       o      the lending policies of our creditors.

Our ability to fill existing sales orders or expand our sales levels will be limited by any decrease or material limitation on the amount available to us under available credit or other financing arrangements. This would have a material adverse effect on our business, financial condition and results of operations. In addition, any significant increase in interest rates will increase our cost of financing and could have a material adverse effect on our business, financial condition and results of operations. We are dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to our equity base in order to maintain and increase our sales. Such financing may not continue to be available to us or available under terms acceptable to us. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our business, financial condition, results of operations and cash flows.

       Our working capital requirements are primarily funded through a $125,000,000 Inventory and Working Capital Agreement (the "IBMCC Credit Facility") with "IBMCC". Our borrowings under the IBMCC Credit Facility are collateralized by substantially all of our assets, including accounts receivable, inventories and equipment. The IBMCC Credit Facility provides that the outstanding interest-bearing cash advance balance is subject to interest at the annual rate of prime plus 1.875% (10.375% at September 30, 1998) and is renewable in September, 2000. IBMCC may terminate the IBMCC Credit Facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as such term is defined in the IBMCC Credit Facility). If the IBMCC Credit Facility is terminated, our outstanding borrowings under the IBMCC Credit Facility become immediately due and payable. If the IBMCC Credit Facility is terminated and we cannot secure a replacement credit facility on terms and conditions at least as favorable as those contained in the IBMCC Credit Facility, our business, financial condition and results of operations would be materially and adversely affected.

       LIMITATIONS UPON INCURRENCE OF ADDITIONAL INDEBTEDNESS. Under the IBMCC Credit Facility, we must obtain the consent of IBMCC before we incur certain additional debt, including any additional senior or subordinated debt. We may incur additional debt without IBMCC's consent through capital leases and general business commitments which are on terms commercially reasonable and consistent with prior business practices. The IBMCC Credit Facility and our anticipated cash flows may not provide enough funding to achieve the growth contemplated by our business plan. Therefore, we may need to obtain the consent of IBMCC to incur additional debt. If we cannot obtain IBMCC's consent or obtain an alternate credit facility, our business, financial condition and results of operations could be materially and adversely affected.

       RAPID TECHNOLOGICAL CHANGE, PRICE REDUCTIONS AND INVENTORY RISK. The markets in which we sell our products are extremely competitive and are characterized by declining selling prices over the life of a particular product and rapid technological change. Since we acquire inventory prior to product shipments, and because the markets for our products are volatile and subject to rapid technological and price changes, there is a risk that we will forecast incorrectly and have too much or too little inventory of particular products. Our business, like that of other wholesale distributors, is subject to the risk that the value of our inventory will be threatened by price reductions by manufacturers or by technological changes affecting the usefulness or desirability of the products in our inventory. Many manufacturers of technology products have a policy of protecting wholesale distributors such as us from the loss in value of inventory due to technological change or reductions in the manufacturers' prices. Under the terms of most of our agreements, vendors will generally credit us for inventory losses resulting from the vendor's price reductions if we comply with certain conditions. In addition, generally under such agreements, we have the right to return for credit or exchange for other products a portion of its slow moving or obsolete inventory items within designated periods of time. We may not be able to comply with all necessary conditions or manage successfully such price protection or stock rotation opportunities, if available. Also, a manufacturer which elects to terminate a distribution agreement generally will repurchase its products carried in a wholesale distributor's inventory. These industry practices are sometimes not included in written agreements and do not protect us in all cases from declines in inventory value, excess inventory or product obsolescence. Manufacturers may not continue such practices or we may not be able to manage successfully our existing and future inventories. Historically, we have not experienced losses due to obsolete inventory in excess of established inventory reserves. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technology could have a material adverse effect on our business, financial condition and results of operations.

       Certain major systems vendors, including IBM, have developed and will continue to implement programs which allow us to assemble systems from components provided by the vendors. While we have developed the ability to integrate and configure computer products, the process of assembling large volumes of systems from components will require us to implement new business practices. It is also uncertain how the vendors will apply policies related to price protection, stock rotation and other protections against the decline in inventory value of such system components. We may not be successful in the integration and configuration of computer products or that certain vendors will apply price protection and stock rotation policies to our component inventories.

       LOW PROFIT MARGINS. As a result of price competition, we have low gross profit and operating income margins. These low margins magnify the impact on operating results of variations in net sales and operating costs. We have partially offset the effects of our low gross profit margins by increasing net sales, taking advantage of large volume purchase discount opportunities and reducing selling, general and administrative expenses as a percentage of net sales. However, we may not be able to maintain or increase net sales, continue to use large volume purchase discount opportunities or further reduce selling, general and administrative expenses as a percentage of net sales. Future gross profit margins may be materially and adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures.

       PRODUCT SUPPLY SHORTAGES. We depend on the supply of products available from our vendors. From time to time, the industry has experienced product shortages for certain products we distribute due to vendors' difficulty in projecting demand. When such product shortages occur, we typically receive an allocation of product from the vendor. Vendors may not be able to maintain an adequate supply of products to fulfill all of our orders on a timely basis. If such supplies are available to competitors and we cannot obtain adequate supplies, it would have a material adverse effect on our business, financial condition and results of operations.

       EXTENSION OF CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL. We sell products to a broad geographic and demographic base of customers and offers unsecured credit terms to our customers. Sirius accounted for 16% of our outstanding accounts receivable at September 30, 1998. To reduce credit risk, we perform ongoing credit evaluations of our customers, maintain an allowance for doubtful accounts and have credit insurance. Historically, we have not experienced losses from write-offs in excess of established reserves. If the rate at which our customers default on payments due increases, and if we are unable to collect such amounts, our business, financial condition and results of operations could be materially and adversely affected.

       SEASONALITY. The computer distribution industry experiences seasonal trends and, within each quarter, a substantial amount of products are generally sold in the last few days of the quarter. Our largest vendor, IBM, sells approximately 35-40% of its products in the last calendar quarter, and such continuing pattern could have an effect on our quarterly net sales. Historically, we make a substantial portion of our net sales in the last few days of a quarter. Due to our recent significant growth through acquisitions and our increased dependence on the sale of IBM products, variations experienced by IBM and us may be magnified in the future and could have a material adverse effect on our business, financial condition and results of operations. See "--Fluctuations in Operating Results."

       EXPANDING SERVICE CAPABILITIES. We are expanding the nature and scope of our value-added services. We may not be able to successfully integrate such value-added services with our commercial mid-range server and related products distribution business. If we cannot provide value-added services effectively, we may not be able to compete effectively for the business of certain customers which require the provision of such services as a condition to purchasing products. In addition, we will be subject to risks commonly associated with a value-added services business, including dependence on reputation, fluctuations in workload and dependence on the ability to identify, recruit and retain qualified technical personnel. The expansion of our value-added services is expected to require a significant capital investment, including an increase in the number of technical employees. One or more of such factors may have a material adverse effect on our business, financial condition and results of operations.

       DEPENDENCE ON THIRD-PARTY SHIPPERS. We ship a majority of our products from our warehouses via Federal Express Corporation ("FedEx"), but we also ship via United Parcel Service of America, Inc. ("UPS") and other common carriers. In addition, certain of our products are drop-shipped to our customers via these carriers. Changes in shipping terms or the inability of FedEx, UPS or any other third-party shipper to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption or any other reason) could have a material adverse effect on our business, financial condition and results of operations. We may not be able to maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis.

       PLANNED INTERNATIONAL EXPANSION. Although we have not generated significant sales from international operations to date, one of the elements of our business strategy is to expand internationally. We recently began to distribute IBM's AS/400 products in Canada. We may not be able to expand successfully its international business. Risks inherent in doing business on an international level include:

       o      management of remote operations;
       o      unexpected changes in regulatory requirements;
       o      export restrictions, tariffs and other trade barriers;
       o      difficulties in staffing and managing foreign operations;
       o      longer payment cycles;
       o      problems in collecting accounts receivable;
       o      political instability;
       o      fluctuations in currency exchange rates; and
       o      potentially adverse tax consequences.

Any of these factors could adversely impact the success of our international operations and may have a material adverse effect on our future international operations and, consequently, on our business, financial condition and results of operations.

       NO CASH DIVIDENDS ON COMMON STOCK. We have never declared or paid a cash dividend on our Common Stock. We currently expect to keep all available funds to operate our business, including possible acquisitions, and we do not intend to pay any cash dividends in the foreseeable future. Our Board of Directors has the discretion to decide whether to pay any dividends in the future and such decision will depend upon, among other factors, future earnings, operations, capital requirements, acquisitions and strategic investment opportunities, our general financial condition and general business conditions. Further, the IBMCC Credit Facility currently restricts our ability to pay cash dividends. The terms of future credit facilities or other agreements may also contain similar restrictions. In addition, our Certificate of Designation with respect to the Series A Preferred Stock prohibits the payment of dividends on the Common Stock unless and until dividends are paid on the Series A Preferred Stock in accordance with its terms. If we fail to pay dividends on our Series A Preferred Stock when due, the holders thereof may sue or take other action against us.

       FUTURE DILUTION DUE TO ACQUISITIONS. In connection with certain of our acquisitions, we expect to issue up to approximately 1,700,000 additional shares of Common Stock pursuant to earnout provisions based on the attainment of performance goals. We anticipate issuing additional shares of Common Stock or other equity or convertible debt securities to acquire other businesses or for other corporate purposes. If we issue additional equity, the percentage ownership of our stockholders will be reduced, and stockholders may experience additional dilution.

       POSSIBLE VOLATILITY OF STOCK PRICE. The market price of our Common Stock has been and is likely to continue to be highly volatile, and may be significantly affected by factors such as:

       o actual or anticipated fluctuations in our quarterly operating results;
       o      announcements of technological innovations;
       o      industry conditions and trends;
       o changes in or our failure to meet the expectations of securities analysts and investors;
       o      general market conditions; and
       o      other factors.

It is possible that in some future quarter, our operating results may be below the expectations of securities analysts and investors. If this happens, the price of our Common Stock would likely decline, perhaps substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In the past, securities class action lawsuits have often been filed after periods of volatility in the market price of a particular company's securities. Such litigation may occur in the future against us. Such litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

       ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS AND DELAWARE LAW. Certain provisions of our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and Amended and Restated Bylaws (the "Bylaws") may make it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Such provisions could limit the price that certain investors may be willing to pay in the future for shares of our Common Stock. We have issued 2,242,500 shares of Series A Preferred Stock and 10 shares of Series B Preferred Stock, and have the authority to issue up to an additional 7,757,490 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of such additional preferred stock without any further vote or action by the stockholders, subject to the terms of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Although issuing additional preferred stock may make it easier for us to acquire additional companies or to pursue other corporate purposes, it may also delay or prevent a third party from acquiring a majority of our outstanding voting stock. Further, section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may delay or prevent a change in control of our company without action by the stockholders, and therefore could adversely affect the market price of our Common Stock.

       YEAR 2000 COMPLIANCE ISSUES. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Year 2000 Compliance Issues."

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. At the Annual Meeting of Stockholders on August 5, 1998, the following proposals were voted on and approved by the holders 6,638,564 shares of common stock and 267,000 shares of Series A Preferred Stock representing 57.8% of the outstanding shares on an as converted basis the record date those shares:

         (1) To elect a Board of seven (7) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

                DIRECTOR                              VOTES FOR       WITHHELD
                -----------------------------------   ---------       --------

                P. Scott Munro.....................   6,893,684        11,880
                Carlton Joseph Mertens II..........   6,893,684        11,880
                Angelo Guadagno....................   6,893,084        12,480
                James J. Heffernan.................   6,893,084        12,480
                K. William Sickler.................   6,893,184        12,380
                J. Larry Smart.....................   6,893,684        11,880
                Guy M. Lammle......................   6,893,684        11,880


         (2) To approve the amendment of the Company's 1994 Stock Option Plan increasing the number of shares reserved for option grants:

                VOTES FOR       AGAINST       ABSTAIN       BROKER NON-VOTES
                ---------       -------       -------       ----------------
                6,606,399       266,187       32,978                    0


         (3) To ratify the designation of PriceWaterhouseCoopers L.L.P. as independent accountants for the period ending December 31, 1998:

                VOTES FOR       AGAINST       ABSTAIN       BROKER NON-VOTES
                ---------       -------       -------       ----------------
                6,877,576       26,220          1,768                   0


Item 5.  OTHER INFORMATION.

         ADVANCE NOTICE PROVISION

         A stockholder proposal not included in the Company's proxy statement for the 1999 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to the Secretary of the Company at the principal executive offices of the Company and otherwise complies with the provisions of the Company's Bylaws. To be timely, the Company's Bylaws provide that the Company must have received the stockholder's notice not less than 35 days nor more than 60 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 50 days prior to the meeting date, the Company must receive the stockholder's notice by the earlier of (i) the close of business on the 15th day after the earlier of the day on which the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.   EXHIBITS

              The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

         B.   REPORTS ON FORM 8-K.

              The following reports on Form 8-K, or amendments to previously filed reports on Form 8-K, were filed during the quarter ended September 30, 1998.

             Date of
FILED DATE   REPORT         ITEMS REPORTED           FINANCIAL STATEMENTS FILED
----------   -------        --------------           --------------------------

 9/23/98     9/8/98   Item 2.  Acquisition or
(Form 8-K)                     Disposition of
                               Assets.

                      Item 7.  Financial Statements  Financial statements of
                               and Exhibits.         the business acquired
                                                     and pro forma financial
                                                     information will be filed
                                                     by an amendment within the
                                                     time period provided by
                                                     Item 7.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Registrant:

                                         SAVOIR TECHNOLOGY GROUP, INC.



Dated:  November 13, 1998                By         /s/ P. Scott Munro
                                            ------------------------------------
                                                      P. Scott Munro
                                                  Chief Executive Officer



Dated:  November 13, 1998                By         /s/ James W. Dorst
                                            ------------------------------------
                                                      James W. Dorst
                                                  Chief Financial Officer



Dated:  November 13, 1998                By         /s/ Dennis J. Polk
                                            ------------------------------------
                                                      Dennis J. Polk
                                                 Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
-------

  2.1* Asset Purchase Agreement by and between Business Partner Solutions, Inc., a subsidiary of Savoir Technology Group, Inc. and REAL Applications Ltd. dated as of September 8, 1998, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 8, 1998 and incorporated herein by this reference.


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

--------------

* Confidential Treatment requested pursuant to a request for confidential treatment filed with the Commission on September 23, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.

EXHIBIT
-------

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


 10.1* Solution Provider Agreement by and between Business Partner Solutions, Inc., a subsidiary of Savoir Technology Group, Inc. and REAL Applications Ltd. dated as of September 8, 1998, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 8, 1998 and incorporated herein by this reference.

 10.2 Inventory and Working Capital Financing Agreement dated _______, 1998 by and among the Company, Business Partners Solutions, Inc. and MCBA Systems, Inc.


 27.1    Financial Data Schedule.

--------------

* Confidential Treatment requested pursuant to a request for confidential treatment filed with the Commission on September 23, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.