Form 10-K
period 1998-12-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1999-03-31
CIK 715842

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                        Commission File Number 000-11560

                          SAVOIR TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      94-2414428
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  254 E. HACIENDA AVENUE, CAMPBELL, CA                    95008
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (408) 379-0177

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                                                        Name of each exchange
           Title of each class                          on which registered
           -------------------                          --------------------

  Common Stock, par value $0.01 per share              Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates on March 9, 1999, based on the last reported sales price for the registrant's Common Stock on the Nasdaq National Market on such date was approximately $34,058,252. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the registrant and members of their families, and such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

         As of March 9, 1999, there were 11,874,815 outstanding shares of Common Stock, $0.01 par value.

================================================================================

                          SAVOIR TECHNOLOGY GROUP, INC.

                                TABLE OF CONTENTS

                                 1998 FORM 10-K

Item No.                                                                   Page
--------                             PART I                                ----


1.   Business..............................................................   1
2.   Properties............................................................  15
3.   Legal Proceedings.....................................................  15
4.   Submission of Matters to a Vote of Security
         Holders...........................................................  15

                                 PART II

5.   Market for the Registrant's Common Stock
         and Related Stockholder Matters...................................  16
6.   Selected Consolidated Financial Data..................................  17
7.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................  18
7A.  Quantitative and Qualitative Disclosures About Market Risk............  25
8.   Financial Statements and Supplementary Data...........................  26
9.   Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure............................  45

                                PART III

10.  Directors and Executive Officers of the
         Registrant........................................................  46
11.  Executive Compensation................................................  48
12.  Security Ownership of Certain Beneficial
         Owners and Management.............................................  52
13.  Certain Relationships and Related
         Transactions......................................................  54

                                 PART IV

14.  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K...........................................  55

                              --------------------

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

                                     PART I

ITEM 1.  BUSINESS
         --------

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND OUR PLANS AND EXPECTATIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "RISK FACTORS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT.

COMPANY OVERVIEW

         We were incorporated in California in 1975 as Silicon Valley Services, Inc. and were renamed Western Micro Technology, Inc. in April 1977. In August 1997, we reincorporated in Delaware. We changed our name to Savoir Technology Group, Inc. in November 1997.

         We are a value-added wholesale distributor of commercial mid-range servers, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. We believe that we are one of the leading distributors of IBM's commercial mid-range servers product lines (AS/400 and RS/6000). We also distribute commercial mid-range servers, peripheral equipment and software manufactured by Unisys, NCR and Telxon. We primarily distribute commercial mid-range servers and related products to value-added resellers ("VARs") who generally combine our products with commercial applications software and sell integrated computer systems to end user customers. We also integrate and configure personal computers, workstations and departmental servers for original equipment manufacturers ("OEMs") and VARs, and provide and remarket installation and technical support services. Through ten acquisitions since December, 1994 and internal growth, we have expanded our products and services, increased our geographic market coverage, strengthened our management and technical personnel and increased our operating leverage. As a result, our net sales increased from $131.7 million in 1996 to $593.3 million in 1998, representing compound annual growth of 112.2%, while our operating income improved from $3.6 million in 1996 to $21.2 million in 1998.

PRODUCTS AND VENDORS

         Two of our business divisions, the Mid-Range Systems Division and the Computer and Peripherals Group, generate most of our net sales.

         MID-RANGE SYSTEMS DIVISION. The distribution of commercial mid-range servers in 1998 accounted for approximately 89% of our total net sales. The principal goal of our commercial mid-range systems distribution business is to provide customers with both rapid, accurate delivery of products and quality configuration and technical support. Products distributed by this Division include mid-range servers which run on Unix, OS/400 and NT operating systems, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. In addition to selling new equipment, we also distribute refurbished IBM AS/400 equipment. Our Mid-Range Systems
Division represents four major manufacturers: IBM, NCR, Unisys and Telxon. During the years ended December 31, 1996, 1997 and 1998, approximately 50%, 65% and 80%, respectively, of our net sales was generated from the sale of IBM products (including mid-range and peripheral equipment). Our mid-range IBM product line includes the AS/400 and RS/6000 families of mid-range servers. We have received the IBM business partner leadership award for the past three six-month periods. This award is given by IBM to its top distributor in North America once every six months. We are also one of several distributors to qualify for IBM's Authorized Assembly Program ("AAP"). The AAP certification allows us to utilize our integration facilities to assemble custom RS/6000 configurations, allowing for shorter delivery times to customers and a reduction in required inventory levels of pre-configured systems.

         COMPUTER AND PERIPHERALS GROUP. We offer OEMs and departmental server customers a single source for their hardware, software and service needs through our Computer and Peripherals Group ("CPG"), CPG accounted for approximately 11% of our total net sales in 1998. Through CPG, we offer our customers a wide variety of value-added systems integration services up to, and including, the actual installation at the end user site (e.g., "turnkey" systems assembly of departmental servers, workstations, hardware and software "bundling" and light manufacturing). CPG's more advanced products include fault tolerant software, serial port expansion devices and disk striping and mirroring solutions for the SCO/UNIX operating environments. Products assembled and manufactured by CPG include special purpose PC-based subcomponents of larger systems, private-label departmental and small enterprise servers and related peripherals. CPG purchases components manufactured by Intel Corporation, IBM System Storage Division, Sony Electronics, Inc., The Santa Cruz Operation, Inc. ("SCO"), Hitachi America, Ltd. and Microsoft Corporation, among others. Through CPG, we also specialize in building systems under long-term contracts for customers seeking fully compatible configurations that remain consistent over time.

VALUE-ADDED SERVICES

         In addition to the products we offer, we also provide a variety of value-added services, including the following:

                  INTEGRATION SERVICES. We perform light manufacturing or technical integration services, ranging from simple hardware and software integration, burn-in and testing to building customized systems to our customer's specifications.

                  TECHNICAL SUPPORT SERVICES. We currently offer our customers pre-sale technical assistance, configuration review and verification, consulting services, network design, implementation and installation services and site planning, telephone support and help desk, patch/bug isolation and identification, certification requirements and preparation and system administration assistance. We also remarket certain vendor maintenance and consulting services and reseller training programs.

                  LOGISTICAL AND INVENTORY MANAGEMENT SERVICES. We offer ordering and purchasing services, including order acknowledgment, order management, contract purchasing and end-of-life buy programs. We also offer inventory services such as expedited delivery, kitting and bill-of-material services, warehousing and storage services, bonded inventory programs, consignment programs and customer on-site operations. In addition, we offer various delivery options and services, including drop shipments, blind shipments, custom packaging, consolidated shipping services, special handling services, personnel services and exporting assistance.

                  MARKETING SERVICES. We make current and updated information on our products and services available to our customers through fax broadcast services and our web site. We also customize and provide Internet web sites for certain of our customers. In addition, we offer ready to execute demand generation campaigns, assistance with such campaigns, assistance with organizing advertising campaigns and joint marketing funds.

                  FINANCING, CREDIT AND LEASING SERVICES. We offer our customers various financing and credit options, including open account terms, electronic funds transfer, standby letters of credit, security interest/UCC filings, personal guarantees, end user lock box services and bid bonds. We also offer end user financing programs through third parties, including leasing programs, joint purchase orders, payment agreements and inventory financing programs.

CUSTOMERS

         We currently have approximately 2,100 active customer accounts. One of our customers, Sirius Computer Solutions, Ltd. ("Sirius"), accounted for approximately 11% and 18% of our net sales in 1997 and 1998, respectively. No other single customer accounted for more than 10% of our net sales. Our sales to Sirius are made under Industry Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997 (the "Sirius Agreement"), pursuant to which we appointed Sirius as one of our industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales in 1999 as it represented in 1998. The Sirius Agreement expires on December 31, 2000, but may be terminated earlier under certain conditions, not including termination at will.

         We divide our significant customers into the following three broad categories:

         VALUE-ADDED RESELLERS. VARs typically install their own or other vendors' software, configure completed systems and integrate their service offerings with hardware. For example, Sirius purchases IBM mid-range servers from us and typically bundles these servers with software provided by J.D. Edwards. As a result, Sirius is usually able to provide its end user customers with a complete turnkey computer systems package. Similarly, NxTrend, Inc. purchases IBM and Unisys mid-range servers from us and sells the servers to its end users combined with its own proprietary distribution applications software.

         OEMS. These manufacturers similarly integrate or have us integrate our products with their own products prior to distribution to their end user customer. One example of our OEM customers is Melita International, Inc. ("Melita"), a provider of customer contact and telephone call management systems. Melita uses our capabilities to configure its proprietary software on a preconfigured system which can be shipped directly to Melita's customer. In addition, customers such as Splash Technology, Inc. and Wang Laboratories, Inc. have found it more efficient to outsource certain specialized product to us as opposed to creating their own internal infrastructure.

         SYSTEMS INTEGRATORS. Systems integrators focus on delivering non-industry specific solutions to the end user customer. The solutions may include electronic commerce, networking, Intranet/Internet configurations and application-specific solutions. For example, Q.I.V. Systems, Inc. designs and installs network systems solutions in a variety of application environments that incorporate commercial mid-range servers purchased from the Company.

SALES AND MARKETING

         We focus on selling and marketing high-quality commercial mid-range servers and integrated computer system products from a relatively small number of vendors. In general, sales, sales support and product management organizations are organized by vendor into business units that sell and support only products offered by that particular vendor. We believe that our customers require ongoing support from technically trained sales professionals who (1) are dedicated to certain vendors, and, in certain instances, to a particular product line, and (2) can provide technical support on the increasingly complex mid-range servers and systems we offer our customers.

         We sell and support IBM mid-range products through our Business Partner Solutions, Inc. subsidiary and NCR and Unisys mid-range products through our Savoir Technology division (formerly Western Micro Technology). Our sales professionals require the technical expertise to work with customers and our mid-range product purchasing specialists to provide the computer system solutions required by our customers and, ultimately the end user. Our sales professionals regularly participate in vendor-sponsored training and certification programs. Within the mid-range distribution business units, we maintain a salesperson to technical support person ratio of approximately 4 to
1. We utilize directed telemarketing programs, maintain a database of current and potential customers, participate in cooperative advertising with vendors, participate in trade shows and advisory councils and utilize print media as part of our sales and marketing efforts.

         Our CPG sells primarily to OEMs. Technical expertise within CPG's sales force is critical during the relatively long sales cycles required to develop new commercial products. Once the products are developed, the sales force and technical support personnel must carefully manage and review the ongoing forecasting, manufacture, delivery and installation of these systems. Within CPG, we maintain a salesperson to technical support person ratio of approximately 2 to 1. Due to the complex nature of the products offered by CPG, new customers are primarily solicited using targeted print advertising and customer referrals.

         As of December 31, 1998, we had approximately 134 direct sales personnel. We have a North American presence served by sales offices in Campbell and Irvine, California, Colorado Springs, Colorado, Chicago, Illinois, Boston, Massachusetts, Huntsville, Alabama, San Antonio, Texas and Ontario, Canada. Centralized marketing departments located in Campbell and San Antonio support our sales offices. We generally compensate our sales and marketing personnel based on attainment of specified gross profit margins and return on assets.

OPERATIONS AND INFRASTRUCTURE

         INFORMATION SYSTEMS

         Our corporate information system is a scalable, centralized processing system capable of supporting numerous operational functions, including purchasing, receiving, order processing, shipping, inventory management, sales analysis and accounting. Our customers and sales representatives rely on the information system for on-line, real-time information on product pricing, inventory availability and order status. The fully integrated modular system provides customers and sales representatives on-line access to the status of the backlog of shipments we expect to receive, thereby significantly reducing back office telephone investigation time. After product pricing and availability have been determined, the integrated order entry system automatically places an order for shipment or, if necessary, allocates the inventory to the assembly operations. The system then instructs warehouse personnel to pull products for shipment and directs them to the location of the inventory. In order to optimize the use of warehouse space, we use a random access system whereby inventory is stored in the first available location within the warehouse. We believe that our business systems, including our computer systems, are not subject to the Year 2000 problem.

         INVENTORY CONTROL

         For both the Mid-Range Systems Division and CPG, the Company's computer system automatically determines price and availability of inventory and can allocate inventory to bills of material. This computer system manages all of our inventories at all of our locations throughout the United States. Inventories are overseen by a dedicated group of product specialists, assigned by product line, whose responsibility it is to appropriately manage inventory levels and turnover. A significant portion of these specialists' compensation is paid based upon the attainment of certain prescribed inventory management benchmarks.

         WAREHOUSE AND INTEGRATION FACILITIES; SHIPPING

         We maintain inventory stocking locations in Irvine and Fremont, California, Chicago, Illinois and San Antonio, Texas. In addition, we have a major integration facility in Fremont, California, adjacent to our warehouse, with other integration facilities in Irvine, Chicago and San Antonio. Our Fremont integration facility is ISO 9002 certified. We currently ship products from our warehouses via FedEx, UPS and other common carriers. In addition, we distribute some products by having our vendors drop-ship the products to our customers.

         FINANCIAL SERVICES

         We offer a number of flexible leasing and financing alternatives to our customers, including a variety of leasing options, inventory flooring options and end user lock-box arrangements. We also maintain credit insurance in order to more effectively manage the risk of extending credit to our customers.

COMPETITION

         The markets in which we operate are highly competitive. Competition is based primarily on product availability, price, credit availability, speed of delivery, ability to tailor specific solutions to customer needs, breadth and depth of product lines and services, technical expertise and pre- and post-sale service and support. Increased competition may result in further price reductions, reduced gross profit margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations.

         Through the Mid-Range Systems Division, we compete with national, regional and local distributors, including, but not limited to, Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., and Pioneer Standard Electronics, Inc. In some limited circumstances, we compete with our own vendors. In the distribution of storage products, we compete with national, regional and local distributors. Through CPG, we compete with contract manufacturers, systems integrators and certain assemblers of computer products. We have experienced, and expect to continue to experience, increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Competitors which are larger than us may be able to obtain more favorable pricing and terms from vendors than we can. As a result, we may be at a disadvantage when competing with these larger companies. If we fail to compete effectively, our business, financial condition and results of operations would be materially and adversely affected.

EMPLOYEES

         As of March 9, 1999, we had approximately 550 full-time employees. We are not a party to any collective bargaining agreement and consider our employee relations to be good.

RISK FACTORS

         WE ARE DEPENDENT UPON IBM AND A FEW OTHER VENDORS

         Our business, financial condition and results of operations are highly dependent upon our relationship with International Business Machines Corporation ("IBM") and upon the continued market acceptance of IBM commercial mid-range servers, storage products and other peripheral equipment. During the years ended December 31, 1996, 1997 and 1998, approximately 50%, 65% and 80%, respectively, of our net sales were generated from the sale of IBM products, and we expect the percentage to increase in 1999. Our agreement with IBM is non-exclusive and may be unilaterally modified by IBM upon 30 days' written notice, renews automatically but may be terminated by IBM upon written notice given not less than 90 days prior to the renewal date January 1, 2001, provides no franchise rights and may not be assigned by us. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. As part of our business strategy, and in order to maintain most favorable volume discount status with IBM, we have recently completed several acquisitions and we are actively engaged in an ongoing search for additional acquisitions. We are also seeking minority equity investments in potential large customers for similar purposes. However, we cannot assure you that we will be successful in completing any future acquisitions or in making any equity investments. If we are unable to complete other acquisitions or make equity investments, or are otherwise unable to increase our sales volume through internal growth, we could lose our most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on our relationship with IBM and on our business, financial condition and results of operations. The occurrence of any of the following events could have a material adverse effect upon our business, financial condition and results of operations:

         o any disruption, change or termination in our relationship with IBM or in the manner in which IBM distributes its products;

         o the failure of IBM to develop new products which are accepted by our customers;

         o our failure to sustain sufficient sales volumes of certain IBM products or to maintain required technical infrastructure in order to maintain most favorable volume discount status; and

         o     the addition of other wholesale distributors by IBM.

         The balance of our net sales is derived from the sale of products that we purchase from a limited number of other vendors. To become an authorized distributor for these vendors, we typically enter into a non-exclusive agreement that is cancelable by either party upon 30 to 120 days' prior written notice. The occurrence of any of the following vendor-related events would have a material adverse effect upon our business, financial condition and results of operations:

         o any disruption, change or termination in our relationship with any such vendor or in the manner in which any such vendor distributes its products;

         o the failure of any such vendor to develop new products which are accepted by our customers;

         o our failure to maintain sufficient sales volumes of certain vendors' products to maintain most favorable volume discount status; and

         o     the addition of other wholesale distributors by any such vendor.

         As is typical in our industry, we receive volume discounts and market development funds from most of our vendors. These volume discounts directly affect our gross profit. In addition, we typically use market development funds to offset a portion of our sales and marketing expenses. Any change in the availability of these discounts or market development funds or our failure to obtain vendor financing on satisfactory terms and conditions would have a material adverse effect on our business, financial condition and results of operations.

         OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER

         Our quarterly net sales and operating results may vary significantly as a result of a variety of factors, including, but not limited to:

         o changes in the supply and demand for commercial mid-range servers, peripheral equipment, software and related services;

         o     the cost, timing and integration of acquisitions;

         o     the addition or loss of a key vendor or customer;

         o     the introduction of new technologies;

         o changes in manufacturers' prices, price protection policies or stock rotation (return) privileges;

         o     changes in market development or other promotional funds;

         o     product supply shortages;

         o     disruption of warehousing or shipping channels;

         o     inventory adjustments;

         o     increases in the amount of accounts receivable written off;

         o     price competition; and

         o changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs.

Our operating results could also be adversely affected by:

         o general economic and other conditions affecting the timing of customer orders and capital spending;

         o     a downturn in the market for commercial mid-range servers; and

         o     order cancellations or rescheduling.

In addition, historically a substantial portion of our net sales has been made in the last few days of a quarter. Our quarterly operating results are, therefore, difficult to predict and delays in the closing of sales near the end of a quarter could cause quarterly net sales to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Thus, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. Our future operating results are expected to fluctuate as a result of these and other factors, which could have a material adverse effect on our business, financial condition and results of operations and on the price of our common stock. It is possible that in future periods our operating results may be below the expectations of securities analysts and investors. If this happens, it is likely that the market price of our common stock would be materially and adversely affected.

         WE FACE SUBSTANTIAL COMPETITION

         The markets in which we operate are highly competitive. Competition is based primarily on:

         o     product availability;

         o     price;

         o     credit availability;

         o     speed of delivery;

         o     ability to tailor specific solutions to customer needs; and

         o breadth and depth of product lines and services, technical expertise, pre-sale and post-sale service and support.

Increased competition may result in further price reductions, reduced gross profit margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations.

         Through our Mid-Range Systems Division, we compete with national, regional and local distributors, including Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hamilton Hall-Mark Computer Products, a subsidiary of Avnet, Inc., and Pioneer Standard Electronics, Inc. In some limited circumstances, we also compete with our own vendors.

         In the distribution of storage products, we compete with national, regional and local distributors. Through our Computers and Peripherals Group, we compete with contract manufacturers, systems integrators and assemblers of computer products. We have experienced, and expect to continue to experience, increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. Accordingly, present or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Competitors that are larger than Savoir may be able to obtain more favorable pricing and terms from vendors than we can. As a result, we may be at a disadvantage when competing with these larger companies. If we fail to compete effectively, our business, financial condition and results of operations would be materially and adversely affected.

         SIRIUS COMPUTER SOLUTIONS, LTD. ACCOUNTS FOR 18% OF OUR NET SALES

         During the years ended December 31, 1997 and 1998, sales to Sirius Computer Solutions, Ltd. accounted for approximately 11% and 18%, respectively, of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between Savoir and Sirius dated as of September 30, 1997, under which we appointed Sirius as one of our industry remarketer affiliates for IBM products. This agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end-user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of this agreement and to account for approximately the same percentage of our net sales in 1999 as it represented in 1998. The agreement with Sirius expires on December 31, 2000, but may be terminated earlier upon the happening of specified events. This agreement may not be unilaterally terminated by either Savoir or Sirius. Any disruption, change or termination of our relationship with Sirius or a reduction in Sirius's purchases from us could have a material adverse effect upon our business, financial condition and results of operations.

         INTEGRATION OF ACQUIRED COMPANIES AND OUR BUSINESS MAY NOT BE
         SUCCESSFUL

         Since December 1994, we have completed ten acquisitions. The combination of our business and acquired businesses requires, among other things:

         o integration of the respective management teams and sales and other personnel;

         o     coordination of sales and marketing efforts;

         o conversion of computer systems (including inventory control, order entry and financial reporting); and

         o     integration of the businesses' products and physical facilities.

The difficulties of such integration may be increased by the necessity of coordinating geographically separate organizations. The integration of operations will require the dedication of management resources which may temporarily divert attention away from the day-to-day business of the combined company. We cannot assure you that the required coordination and integration will be accomplished smoothly or successfully. Our inability to integrate successfully the operations of acquired businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, during the integration phase, aggressive competitors may attempt to attract our customers and recruit our key employees. We cannot assure you that acquisitions will not materially and adversely affect the selling patterns of vendors and the buying patterns of our present and potential customers, and that any change in these patterns will not materially and adversely affect our business, financial condition and results of operations.

         Our ability to achieve the anticipated benefits of our acquisitions depends in part upon whether the integration of our business and any acquired business is accomplished in an efficient and effective manner, and we cannot assure you that this will occur. Our previous acquisitions and investments have placed and will, together with future acquisitions, continue to place, substantial demands on our management team and financial resources. The integration of the operations of acquired companies has on occasion been slower, more complex and more costly than we originally anticipated. We will encounter similar uncertainties and risks in any future acquisitions and investments. Although we expect to realize cost savings and sales enhancements as a result of the recent and proposed acquisitions, we cannot assure you that these savings or enhancements will be realized in full or when anticipated, or that any cost savings will not be offset by increases in other expenses.

         WE MAY NOT BE ABLE TO COMPLETE THE FUTURE ACQUISITIONS AND EXPANSION THAT WE BELIEVE ARE IMPORTANT TO THE GROWTH OF OUR BUSINESS

         Acquisitions have played an important role in the implementation of our business strategy, and we believe that additional acquisitions are important to our growth, development and continued ability to compete effectively in the marketplace. We evaluate potential acquisitions and strategic investments on an ongoing basis. We cannot assure you as to our ability to compete successfully for available acquisition or investment candidates or to complete future acquisitions and investments or as to the financial effect on us of any acquired businesses or equity investments. Any future acquisitions and investments we might make may involve significant cash expenditures and may result in increased indebtedness, interest and amortization expense or decreased operating income, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, future growth will require additional financing to fund the working capital requirements of our business and to finance future acquisitions and strategic equity investments, if any. We cannot assure you that we will be able to raise financing on satisfactory terms and conditions, if at all. Should we be unable to implement successfully our acquisition and investment strategy, our business, financial condition and results of operations could be materially and adversely affected.

         WE MAY HAVE DIFFICULTY IN MANAGING OUR GROWTH

         Since 1997, we have experienced significant growth in the number of our employees and in the scope of our operating and financial systems, resulting in increased responsibilities for our management. To manage future growth effectively, we will need to continue to improve our operational, financial and management information systems, procedures and controls and expand, train, motivate, retain and manage our employee base. We cannot assure you that we will be successful in managing any future expansion or identifying, attracting and retaining key personnel, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

         WE ARE DEPENDENT ON KEY PERSONNEL

         Our future success depends in part on the continued service of our technical personnel, key management and sales and marketing personnel and our ability to identify and hire additional personnel. Competition for qualified management, sales and marketing personnel is intense and we cannot assure you that we can retain and recruit adequate personnel to operate our business. Our success is largely dependent on the skills, experience and efforts of our key personnel, particularly P. Scott Munro, Chairman of the Board, Chief Executive Officer, President and Secretary, and Carlton Joseph Mertens II, Chief Executive Officer and President of our subsidiary, Business Partner Solutions, Inc., each of whom has entered into an employment agreement with us. The loss of either of these individuals or other key personnel could have a material adverse effect on our business, financial condition and results of operations. We maintain life insurance on Mr. Munro and Mr. Mertens in the amounts of $7.9 million and $10.0 million, respectively.

         WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS, AND THE AVAILABILITY OF ADDITIONAL FINANCING IS UNCERTAIN

         Our operations to date have required substantial amounts of working capital to finance accounts receivable and product inventories. Although we believe that we have sufficient funds, or alternate sources of funds, to carry on our business as presently conducted through 1999, we will need to raise additional amounts through public or private debt or equity financings in order to achieve the growth contemplated by our business plan. We cannot assure you that additional financing of any type will be available on acceptable terms, or at all, and failure to obtain such financing could have a material adverse effect upon our business, financial condition and results of operations.

         WE ARE DEPENDENT UPON THE AVAILABILITY OF CREDIT AND OUR PRESENT CREDIT FACILITY

         In order to obtain necessary working capital, we rely primarily on a line of credit that is collateralized by substantially all of our assets. The amount of credit available to us may be adversely affected by numerous factors beyond our control, such as:

         o delays in collection or deterioration in the quality of our accounts receivable;

         o     economic trends in the technology industry;

         o     obsolescence of our inventory;

         o     interest rate fluctuations; and

         o     the lending policies of our creditors.

Any decrease or material limitation on the amount of capital available to us under our line of credit or other financing arrangements will limit our ability to fill existing sales orders or expand our sales levels and, therefore, would have a material adverse effect on our business, financial condition and results of operations. In addition, any significant increase in interest rates will increase our cost of financing and could have a material adverse effect on our business, financial condition and results of operations. We are dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to our equity base in order to maintain and increase our sales. We cannot assure you that such financing will continue to be available to us or available under terms acceptable to us. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our business, financial condition, results of operations and cash flows.

         We have primarily funded our working capital requirements through a $125 million Inventory and Working Capital Agreement with IBM Credit Corporation. Borrowings under this credit facility are collateralized by substantially all of our assets, including accounts receivable, inventories and equipment. This credit facility provides that the outstanding interest-bearing cash advance balance is subject to interest at the annual rate of prime plus 1.875% (9.625% at December 31, 1998) and expires on August 31, 2000. IBM Credit Corporation may terminate this credit facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as that term is defined in the documentation for the credit facility). In the event of termination, the outstanding borrowings under the credit facility become immediately due and payable. The termination of this credit facility and our subsequent inability to secure a replacement credit facility on terms and conditions no less favorable than those contained in our present credit facility would have a material adverse effect on our business, financial condition and results of operations.

         OUR PRESENT CREDIT FACILITY LIMITS OUR ABILITY TO INCUR ADDITIONAL INDEBTEDNESS

         The terms of our credit facility with IBM Credit Corporation require that we obtain the consent of IBM Credit Corporation prior to incurring some types of additional indebtedness, including any senior or subordinated debt. We may incur additional indebtedness without IBM's consent through capital leases and general business commitments if the terms are commercially reasonable and consistent with our prior business practices. Our present credit facility and our anticipated cash flows may not provide funding sufficient to achieve the growth contemplated by our business plan. We may, therefore, need to obtain the consent of IBM Credit Corporation to incur additional indebtedness. While we have no reason to believe that IBM will not so consent, we cannot assure you that IBM Credit Corporation will give its consent. Failure to obtain IBM's consent or to obtain an alternate credit facility could have a material adverse effect on our business, financial condition and results of operations.

         OUR BUSINESS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, PRICE REDUCTIONS AND INVENTORY RISK

         Since we acquire inventory in advance of product orders and shipments, there is a risk that we will forecast incorrectly and stock excessive or insufficient inventory of particular products. The markets for products that we sell are extremely competitive and are characterized by declining selling prices over the life of a particular product and rapid technological change. Therefore, our business, like that of other wholesale distributors, is subject to the risk that the value of our inventory will decline as a result of price reductions by manufacturers or due to technological changes affecting the usefulness or desirability of our product inventory. It is the policy of many manufacturers of technology products to protect wholesale distributors such as Savoir from the loss in value of inventory due to technological change or reductions in the manufacturers' prices. Under the terms of most of our distribution agreements, vendors will generally credit us for inventory losses resulting from the vendor's price reductions if we comply with the conditions set forth in those agreements. In addition, generally under such agreements, we have the right to return for credit or exchange for other products a portion of our slow moving or obsolete inventory items within designated periods of time. We cannot assure you that, in every instance, we will be able to comply with all necessary conditions or manage successfully our price protection or stock rotation opportunities, if available. Also, a manufacturer that elects to terminate a distribution agreement generally will repurchase its products carried in a wholesale distributor's inventory. These industry practices are sometimes not included in written agreements and do not protect us in all cases from declines in inventory value, excess inventory or product obsolescence. We cannot assure you that manufacturers will continue these protective practices or that we will be able to manage successfully our existing and future inventories. Historically, we have not experienced losses due to obsolete inventory in excess of established inventory reserves. Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technology could have a material adverse effect on our business, financial condition and results of operations.

         IBM and some of the other major systems vendors have developed programs that allow us to assemble systems from components provided by the vendors. While we have developed the ability to integrate and configure computer products, the process of assembling large volumes of systems from components will require us to implement new business practices. It is uncertain how the vendors will apply policies related to price protection, stock rotation and other protections against the decline in inventory value of system components acquired for a system assembly program. We cannot assure you that we will be successful in the integration and configuration of computer products or that our vendors will apply price protection and stock rotation policies to our component inventories devoted to these programs.

         OUR BUSINESS HAS LOW PROFIT MARGINS

         As a result of price competition, we have low gross profit and operating income margins. These low margins magnify the impact on operating results of variations in net sales and operating costs. We have partially offset the effects of our low gross profit margins by increasing net sales, availing ourselves of large volume purchase discount opportunities and reducing selling, general and administrative expenses as a percentage of net sales. However, we cannot assure you that we will maintain or increase net sales, continue to avail ourselves of large volume purchase discount opportunities or further reduce selling, general and administrative expenses as a percentage of net sales. Future gross profit margins may be materially and adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures.

         WE MAY EXPERIENCE PRODUCT SUPPLY SHORTAGES

         We are dependent upon the supply of products available from our vendors. From time to time, the industry has experienced shortages of some of the products that we distribute due to vendors' difficulty in projecting demand. When product shortages occur, we typically receive an allocation of product from the vendor. We cannot assure you that our vendors will be able to maintain an adequate supply of products to fulfill all of our orders on a timely basis. If we fail to obtain adequate product supplies, or if product supplies are available to competitors but not to us, it would have a material adverse effect on our business, financial condition and results of operations.

         WE EXTEND CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL

         We sell products to a broad geographic and demographic base of customers and offer unsecured credit terms to our customers. Sirius accounted for 22% of our outstanding accounts receivable at December 31, 1998. No other single customer accounted for more than 10% of our outstanding accounts receivable at December 31, 1998. To reduce our credit risk, we perform ongoing credit evaluations of our customers, maintain an allowance for doubtful accounts and have credit insurance. Historically, we have not experienced losses from write-offs in excess of established reserves. Should our customers increase the rate at which they default on payments due to us, and should we be unable to collect our accounts receivable at a rate consistent with our present experience, it could have a material adverse effect on our business, financial condition and results of operations.

         OUR BUSINESS IS SEASONAL

         The computer distribution industry experiences seasonal trends and, within each quarter, a substantial amount of product is generally sold in the last few days of the quarter. Our largest vendor, IBM, sells 35-40% of its products in the last calendar quarter, and the continuation of this pattern could have an effect on our quarterly net sales. Historically, a substantial portion of our net sales has been made in the last few days of a quarter. Due to our recent significant growth through acquisitions and our increased dependence on the sale of IBM products, sales variations may be magnified in the future and could have a material adverse effect on our business, financial condition and results of operations.

         OUR ABILITY TO EXPAND OUR SERVICE CAPABILITIES IS UNCERTAIN

         We are expanding the nature and scope of our value-added services. We cannot assure you that new value-added services will be integrated successfully with our commercial mid-range server and related products distribution business. If we are unable to provide value-added services effectively, we may be unable to compete for the business of customers that demand services as a condition to purchasing products from us. In addition, we will be subject to risks commonly associated with a value-added services business, including dependence on reputation, fluctuations in workload and dependence on the ability to identify, recruit and retain qualified technical personnel. The expansion of our value-added services is expected to require a significant capital investment, including an increase in the number of technical employees. We cannot assure you that difficulties encountered in connection with the expansion of our value-added services will not have a material adverse effect on our business, financial condition and results of operations.

         WE ARE DEPENDENT ON THIRD-PARTY SHIPPERS

         We presently ship a majority of our products from our warehouses via Federal Express Corporation, but we also ship via United Parcel Service of America, Inc. and other common carriers. In addition, we sometimes drop-ship products from our vendors directly to our customers via these carriers. Changes in shipping terms or the inability of Federal Express, United Parcel Service or any other third-party shipper to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption or any other reason) could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we can maintain favorable shipping terms or replace our present shipping services on a timely or cost-effective basis.

         OUR PLANNED INTERNATIONAL EXPANSION MAY NOT BE SUCCESSFUL

         One of the elements of our business strategy is to expand internationally. We have recently begun to distribute IBM's AS/400 products in Canada. We cannot assure you that we will be able to expand successfully our international business. Risks inherent in doing business on an international level include:

         o     management of remote operations;

         o     unexpected changes in regulatory requirements;

         o     export restrictions;

         o     tariffs and other trade barriers;

         o     difficulties in staffing and managing foreign operations;

         o     longer payment cycles;

         o     problems in collecting accounts receivable;

         o     political instability;

         o     fluctuations in currency exchange rates; and

         o     potentially adverse tax consequences.

Any of these risks could adversely impact the success of our international operations. We cannot assure you that difficulties encountered with one or more of these factors will not have a material adverse effect on our future international operations and, consequently, on our business, financial condition and results of operations.

         WE ARE SUBJECT TO YEAR 2000 UNCERTAINTIES

         Many presently-installed computer systems and software products are coded to accept only two-digit entries in the date code year field. This date code field will need to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize date information could generate erroneous data or cause a system to fail. We are in the process of conducting a Year 2000 compliance audit and developing and implementing a company-wide Year 2000 compliance project. The Year 2000 issue creates risks for us from problems in our own computer and embedded systems and from third parties, such as vendors and customers, with whom we deal on financial and other transactions. Failure of our and/or third parties' computer systems could have a material adverse effect upon our ability to conduct our business.

         We believe that our enterprise-wide business software system, which handles our most critical functions, including finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking, is not subject to the Year 2000 problem. We are aware of a need to upgrade the associated database and hardware systems on which the software system runs. If the system as a whole fails to work on January 1, 2000 it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers. We are presently also inventorying and analyzing our remaining centralized computer and embedded systems, as well as our network data services, network hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues. We currently expect to substantially complete remediation and validation of our internal systems, as well as to develop contingency plans, by mid-1999.

         As part of our Year 2000 project, we are developing a plan for contacting our critical suppliers, manufacturers, distributors and other vendors to determine if their operations and the products and services that they provide to us are Year 2000 compliant. However, we cannot assure you that we will identify all Year 2000 problems in the products or computer systems of our vendors in advance of their occurrence or that our vendors will be able to successfully rectify any problems that are discovered. Absent written assurances of Year 2000 compliance by these third parties, we will assume non-compliance and will attempt to mitigate our risks with respect to these third parties by developing contingency plans. However, we cannot assure you that we can implement contingency plans in all instances or that our contingency plans will adequately serve the needs of our customers and other constituents.

         The estimated total cash expenditures of the Year 2000 project are approximately $1.5 million, although it is possible that as we continue our audit and detect problems that are not currently known to us, additional expenditures may be incurred, which could be substantial. The total expense associated with our Year 2000 audit and required modifications to become Year 2000 compliant is not presently expected to be material to our business, financial condition and results of operations.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Any failure could materially and adversely affect our business, financial condition and results of operations. Due to the uncertainty inherent in the Year 2000 problem, resulting in part from the unknown state of Year 2000 readiness of third-party suppliers and customers, we are presently unable to determine whether we will be affected by any Year 2000 failures or whether any failure we experience will have a material adverse effect on our business, financial condition and results of operations.

         WE HAVE NOT PAID AND DO NOT PRESENTLY INTEND TO PAY CASH DIVIDENDS ON SAVOIR COMMON STOCK

         We have never declared or paid a cash dividend on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business, including possible acquisitions, and we do not intend to pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors:

         o     future earnings and cash flow;

         o     operations;

         o     capital requirements;

         o     acquisitions and strategic investment opportunities;

         o     our general financial condition; and

         o     general business conditions.

Further, our ability to pay cash dividends is currently restricted by the terms of our credit facility with IBM Credit Corporation. The terms of future credit facilities or other agreements may also contain similar restrictions. In addition, our Certificate of Designation with respect to the Series A Preferred Stock prohibits the payment of dividends on our common stock unless and until dividends are paid on the Series A Preferred Stock in accordance with its terms.

         IF WE ISSUE STOCK IN CONNECTION WITH FUTURE ACQUISITIONS, IT MAY RESULT IN DILUTION TO EXISTING STOCKHOLDERS

         In connection with acquisitions that we have completed, we expect to issue up to approximately 340,000 additional shares of our common stock based on the attainment of performance goals by the acquired businesses. In addition, we may issue additional shares of our common stock or other equity or convertible debt securities to effect future acquisitions or for other corporate purposes. Upon the issuance of additional capital stock, the percentage ownership of our stockholders will be reduced and stockholders may experience additional dilution.

         OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE

         The market price of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as:

         o actual or anticipated fluctuations in our quarterly operating results;

         o     announcements of technological innovations;

         o     industry conditions and trends;

         o changes in or our failure to meet the expectations of securities analysts and investors; and

         o     general market conditions and other factors.

It is possible that in some future quarter, our operating results may be below the expectations of securities analysts and investors. If this occurs, the price of our common stock would likely decline, perhaps substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought. We cannot assure you that similar litigation will not occur in the future with respect to us and our securities. Any litigation relating to our securities could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

         PROVISIONS OF OUR CHARTER AND BYLAWS AND DELAWARE LAW MAY MAKE SAVOIR A LESS ATTRACTIVE ACQUISITION CANDIDATE

         Provisions of our Certificate of Incorporation and of our Bylaws may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Savoir. These provisions could limit the price that investors may be willing to pay for shares of our common stock. We have issued 2,242,500 shares of Series A Preferred Stock, of which 1,986,500 are outstanding, and 10 shares of Series B Preferred Stock, all of which are outstanding, and, without any further vote or action by the stockholders, have the authority to issue up to an additional 8,013,490 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of this additional preferred stock. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could delay or prevent a third party from acquiring a majority of our outstanding voting stock. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in various types of business combinations with interested stockholders. These provisions may delay or prevent a change in control of Savoir without action by the stockholders, and therefore could adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES
         ----------

         We lease all facilities used in our business. The following table summarizes the principal properties occupied by us.

                                                                                 Approximate         Lease
                  Location                                 Principal Use        Square Footage   Expiration Date
                  --------                                 -------------        --------------   ---------------

Campbell, California...........................      Corporate Headquarters
                                                     and Sales Office               24,000          2000

San Antonio, Texas.............................      Business Partner
                                                     Solutions, Inc.
                                                     Corporate Headquarters
                                                     and Sales, Marketing and
                                                     Technical Support Office       87,000          2003

Fremont, California............................      Warehouse, Distribution
                                                     and Integration Center         66,500          2003

Irvine, California.............................      Warehouse, Distribution,
                                                     Integration Center,
                                                     Sales Office and
                                                     Technical Support Office       41,000          2004

Burr Ridge, Illinois (a suburb of Chicago).....      Warehouse, Distribution,
                                                     Integration Center and
                                                     Technical Support and
                                                     Sales Office                   16,900          2003

Framingham, Massachusetts (a suburb of Boston).      Sales Office                   11,200          2000

Colorado Springs, Colorado.....................      Sales Office                    2,500          1999

Huntsville, Alabama............................      Sales Office                    6,000          1999

Mississauga, Ontario, Canada...................      Sales Office                    3,300          1999

         We believe our facilities are suitable for our uses and are generally adequate to support our current level of operations. We believe that lease extensions or replacement space may be obtained for all of our leased facilities upon the expiration of the current lease terms, in most cases at rates not materially higher than those currently in effect.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         We are not presently a party to any litigation. We are involved in various investigations and claims arising in the normal conduct of our business, none of which, in our opinion, will have a material adverse effect on our business, financial condition and results of operations or our ability to conduct business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------------

         (a)  Common Stock Price Range
              ------------------------
         Our Common Stock is quoted on The Nasdaq National Market under the symbol "SVTG." Prior to November 24, 1997, our Common Stock was quoted on The Nasdaq National Market under the symbol "WSTM." The following table sets forth, for the periods indicated, high and low sales prices for our Common Stock as reported by The Nasdaq National Market.

                                                   High          Low
                                                   ----          ---
YEAR ENDED DECEMBER 31, 1997
     First Quarter........................      $  14.50      $  9.50
     Second Quarter.......................         13.50         8.63
     Third Quarter........................         12.75         8.00
     Fourth Quarter.......................         11.63         9.00

YEAR ENDED DECEMBER 31, 1998
     First Quarter........................      $  12.75      $  9.63
     Second Quarter.......................         13.44         9.13
     Third Quarter........................         12.75         4.31
     Fourth Quarter.......................          9.50         3.13

         (b)  Holders
              -------

         As of March 9, 1999, there were approximately 250 stockholders of record and approximately 1,800 beneficial stockholders of our Common Stock.

         (c)  Dividends
              ---------

         We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation of our business, including possible acquisitions, and do not intend to pay any cash dividends in the foreseeable future.

         (d)  Recent Sales of Unregistered Securities, Use of Proceeds from
              -------------------------------------------------------------
              Registered Securities
              ---------------------

         Not applicable.

                                      -16

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

                                                                         YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                      1994(1)       1995         1996        1997        1998
                                                      -------       ----         ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
     Net sales.................................      $ 119,285   $ 106,462    $131,697    $237,884    $ 593,341
     Cost of goods sold........................        102,662      93,416     114,389     205,089      526,113
                                                     ---------   ---------    --------    --------    ---------

     Gross profit..............................         16,623      13,046      17,308      32,795       67,228
     Selling, general and administrative
        expenses...............................         16,958      13,694      13,716      25,969       46,002
     Restructuring costs.......................              -       3,600           -           -            -
                                                     ---------   ---------    --------    --------    ---------

     Operating income (loss) - continuing
        operations.............................           (335)     (4,248)      3,592       6,826       21,226
     Interest expense..........................            884         850         978       3,181        4,318
                                                     ---------   ---------    --------    --------    ---------

     Income (loss) before income taxes-continuing
       operation...............................         (1,219)     (5,098)      2,614       3,645       16,908
     Income tax expense (benefit)..............           (217)          -         276         335        8,268
                                                     ----------  ---------    --------    --------    ---------

     Income (loss) before extraordinary
       item-continuing operations..............         (1,002)     (5,098)      2,338       3,310        8,640
     Extraordinary item, net of tax............              -           -           -           -       (2,338)
     Discontinued operations, net of tax.......            387           -           -           -            -
                                                     ---------   ---------    --------    --------    ---------

     Net income (loss).........................      $    (615)  $  (5,098)   $  2,338    $  3,310    $   6,302
                                                     ==========  ==========   ========    ========    =========

     Net income (loss) per share: (2)
        -Basic.................................      $    (0.17) $    (1.36)  $   0.55    $   0.57    $    0.10
        -Diluted...............................      $    (0.17) $    (1.36)  $   0.52    $   0.55    $    0.09
     Number of shares used in per share
         calculations:(2)
        -Basic.................................           3,669       3,756      4,255       4,902        8,714
        -Diluted...............................           3,669       3,756      4,513       5,976        9,343

                                                                           AS OF DECEMBER 31,
                                                     -----------------------------------------------------------
                                                        1994(1)     1995         1996        1997        1998
                                                        ----        ----         ----        ----        ----
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital...........................      $  12,334   $   7,312    $  7,448    $  6,454    $   3,455
     Total assets..............................         37,898      35,899      63,276     186,888      308,902
     Short-term debt...........................          9,261       7,126      11,335      15,579       22,260
     Long-term debt, less current portion......             65         117          53      22,330        1,087
     Stockholders' equity......................         14,424      11,004      15,714      47,080       93,567
----------
(1)      Amounts have been restated to reflect the 1994 discontinuation of the testing division and the 1994 acquisition of First Computer Corporation accounted for as a pooling of interests.
(2)      See Note 7 of Notes to Consolidated Financial Statements for
         information concerning the computation of net income (loss) per share.

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

         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD- LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND OUR PLANS AND EXPECTATIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED PREVIOUSLY IN "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT OR INCORPORATED HEREIN BY REFERENCE.

OVERVIEW

         Recognizing the consolidation trend in the commercial mid-range systems distribution industry, we commenced our acquisition strategy in December 1994 with the acquisition of First Computer Corporation. Since then, we have focused upon expanding our commercial mid-range server distribution business through internal growth and strategic acquisitions. Since December 1994, we have completed ten acquisitions, which have expanded our products and services, increased our geographic market coverage, strengthened our management and technical personnel and increased our operating leverage. The following table summarizes our acquisition history:

                                                                                                   Estimated Earnout Potential
                                               Initial Consideration      Actual Earnout Paid(1)         Consideration(1)
                                              ------------------------    ----------------------   ---------------------------
                                                            Shares of                 Shares of                   Shares of
                                 Transaction                  Common                    Common                     Common
      Acquisition Target             Date        Cash         Stock         Cash        Stock        Cash          Stock
      ------------------         -----------  -----------   ----------    --------   -----------   ---------    ------------

REAL Applications, Ltd.
("REAL")(2)....................    9/8/98     $12,875,000           -            -            -            -             -

MCBA Systems, Inc. ("MCBA")(3).    6/5/98                     852,854            -    1,303,322            -       196,678

UniDirect Corporation
("UDC")(4).....................   5/15/98       2,900,000           -            -            -            -             -

Star Management Services, Inc.
     ("SMS")(5)................    9/30/97     42,150,000     460,000    2,500,000            -   $2,500,000             -

Target Solutions, Inc.("TSI")(6)   3/17/97              -     220,273            -            -            -             -

International Data Products,
LLC ("IDP")(7).................   11/29/96        265,000           -            -            -            -       140,000

Star Technologies, Inc.
   ("STI")(8)..................    11/7/96              -     113,263            -      166,800            -             -

R&D Hardware Systems Company
     of Colorado ("R&D")(9)....     1/2/96      1,000,000     125,000            -       78,587            -             -

International Parts, Inc.
   ("IPI")(10).................   11/18/95              -     300,000            -       42,516            -             -

First Computer Corporation
   ("FCC")(11).................    12/1/94              -     328,943            -            -            -             -
----------

(1)  As of March 9, 1999.
(2) For the year ended April 30, 1998, REAL had audited revenue of approximately
    $80 million.
(3) We also canceled indebtedness of $487,000 owed to the Company by MCBA at the time of acquisition. For the year ended December 31, 1997, MCBA had audited revenue of approximately $27 million.
(4) For the year ended December 31, 1997, UDC had unaudited revenue of approximately $18 million. We also owe a $1.7 million under a promissory note to the former parent company of UDC.
(5) For the eleven months ended September 30, 1997, SMS had audited revenue of approximately $87 million.
(6) For the year ended December 31, 1996, TSI had unaudited revenue of approximately $15 million. The TSI agreement provides for a total earnout potential consideration of $10,000,000 in cash and stock.



(7) Excludes assumed liabilities of $424,000. For the year ended December 31, 1995, IDP had unaudited revenue of $5 million.
(8) For the year ended June 30, 1996, STI had unaudited revenue of approximately
    $8 million.
(9) For the year ended December 31, 1995, R&D had unaudited revenue of approximately $10 million.
(10) For the year ended December 31, 1994, IPI had unaudited revenue of approximately $15 million.
(11) For the year ended December 31, 1993, FCC had unaudited revenue of approximately $6 million.

INCOME TAXES

         Due to the use of net operating loss carryforwards generated in 1995 and years prior, our effective tax rate was 10.6% and 9.2% in 1996 and 1997, respectively, as compared to a normal combined effective tax rate of approximately 40% for federal and state income taxes. As of December 31, 1997, we had used substantially all of our available federal net operating loss carryforward amounts. Due to the use of these carryforwards and the significant amount of non-tax deductible amortization expense related to goodwill incurred in certain acquisitions, our effective tax rate was 48.9% in 1998. We expect our effective tax rate to be approximately the same percentage in 1999.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

                                                                Fiscal Year Ended December 31,
                                                            ------------------------------------
                                                                1996          1997          1998
                                                                ----          ----          ----
Net sales.............................................          100.0%       100.0%        100.0%
Cost of goods sold....................................           86.9         86.2          88.7
                                                            ---------     --------      --------
     Gross profit.....................................           13.1         13.8          11.3
Selling, general and administrative expenses..........            9.7          9.8           6.7
Depreciation and amortization expense.................            0.7          1.1           1.1
                                                            ---------     --------      --------
     Total operating expenses.........................           10.4         10.9           7.8
                                                            ---------     --------      --------
     Operating income.................................            2.7          2.9           3.5
Interest expense......................................            0.7          1.4           0.6
                                                            ---------     --------      --------
Income before income taxes and extraordinary item.....            2.0          1.5           2.9
Income tax expense....................................            0.2          0.1           1.4
                                                            ---------     --------      --------
Income before extraordinary item......................            1.8          1.4           1.5
Extraordinary item, net of tax effect.................            0.0          0.0          (0.4)
                                                            ---------     --------      --------
Net income............................................            1.8%         1.4%          1.1%
                                                            =========     ========      ========


COMPARISONS OF YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

         NET SALES. Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales increased by 149.4% to $593.3 million in 1998 from $237.9 million in 1997, and 80.6% in 1997 from $131.7 million in 1996. Sales increased due to the continued expansion of our computer systems distribution business, particularly through the acquisition of SMS in the third quarter of 1997. The acquisitions of MCBA and REAL, the opening of a sales office in Canada and increased software sales, primarily as a result of the acquisition of UDC, also contributed to the rise in revenue. MCBA, REAL and UDC accounted for approximately $64.2 million of net sales in 1998. Sales also increased due to the recruitment of new customers, hiring of additional sales representatives, increased integration orders and higher storage product sales as well as general market demand for computer systems.

         For the years ended December 31, 1997 and 1998, sales to Sirius accounted for approximately 11% and 18%, respectively, of our net sales. Our sales to Sirius are made under the Sirius Agreement, pursuant to which we appointed Sirius as one of our industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales in 1999 as it represented in 1998. The Sirius Agreement expires on September 30, 2000, but may be terminated earlier under certain conditions, not including termination at will.

         GROSS PROFIT. Cost of sales is comprised of purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit as a percentage of net sales is affected by several factors including the mix of high margin and low margin products and services and the proportion of large orders on which we extend volume discounts to our customers. Gross profit increased by 105.0% to $67.2 million in 1998 from $32.8 million in 1997, and by 89.5% in 1996 from $17.3 million. Gross profit as a percentage of net sales was 11.3% in 1998, 13.8% in 1997 and 13.1% in 1996. The decrease from 1997 to 1998 is a result of a higher proportion of large orders on which we extended volume discounts to our customers and the historically lower gross profit percentages of SMS, MCBA and REAL. The increase from 1996 to 1997 was due to a greater mix of higher margin products and services, including integration and technical support services, as well as increased volume discounts provided by certain vendors.

         OPERATING EXPENSES. Operating expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including our information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses and provision for bad debt losses. Fluctuations in operating expenses as a percentage of net sales can result from planned expenditures by us for additional sales, marketing, technical support and administrative personnel, efficiencies gained through higher sales volumes and resulting economies of scale and the timing of acquisitions.

         Selling, general and administrative expenses (excluding depreciation and amortization expense) increased by 70.3% to $39.7 million in 1998 from $23.3 million in 1997, and by 83.5% in 1997 from $12.7 million in 1996. Selling, general and administrative expenses as a percentage of net sales were 6.7% in 1998, 9.8% in 1997 and 9.7% in 1996. In 1998, selling, general and administrative expenses increased due to the acquisitions of SMS, MCBA, REAL and UDC, necessary personnel increases as a result of higher systems sales and start-up costs associated with opening an office in Canada. As a percentage of net sales, selling, general and administrative expenses decreased in 1998 due to the economies of scale generated from acquisitions and rapid net sales growth. In 1997, selling, general and administrative expenses as a percentage of net sales were essentially the same as in 1996, despite net sales growth. As a percentage of net sales, these costs increased as a result of investments made in infrastructure and personnel additions.

         Depreciation and amortization expense increased by 137.1% to $6.3 million in 1998 from $2.7 million in 1997, and by 171.6% from $1.0 million in 1996. Depreciation and amortization expense as a percentage of net sales was 1.1% in 1998, 1.1% in 1997 and 0.7% in 1996. In 1998, depreciation and amortization expense as a percentage of net sales was similar to the 1997 percentage due to the additional amortization expense from the acquisitions of SMS, MCBA, UDC and REAL. In 1997, this percentage increased from 1996 due to higher amortization expense as a result of increased goodwill related to larger acquisitions and higher depreciation costs incurred due to leasehold improvements and computer equipment additions.

         OPERATING INCOME. Operating income increased by 211.0% to $21.2 million in 1998 from $6.8 million in 1997, and by 90.0% from $3.6 million in 1996. Operating income as a percentage of net sales was 3.5% in 1998, 2.9% in 1997 and 2.7% in 1996. The increases in operating income resulted from higher net sales, operating expense control and economies of scale.

         INTEREST EXPENSE. Interest expense increased by 35.7% to $4.3 million in 1998 from $3.2 million in 1997, and by 225.3% from $1.0 million in 1996. Interest expense as a percentage of net sales was 0.6% in 1998, 1.4% in 1997 and 0.7% in 1996. The increases in interest expense in 1998 and 1997 were due to additional borrowings necessary to fund acquisitions, infrastructure additions, expanded operations and overall growth. In addition, interest expense in 1998 also increased due to the amortization of a discount on warrants issued in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. During the first quarter of 1998, the warrants were revalued at $2,721,000. We recorded approximately $330,000 in interest expense for the discount on the warrants in 1998. We will not incur an additional expense resulting from the warrants as the unamortized value was expensed as a result of our public offering and subsequent payoff of the debt underlying the warrants.

         INCOME TAXES. Income tax expense was $8.3 million, $335,000 and $276,000 in 1998, 1997 and 1996, respectively, reflecting effective tax rates 48.9%, 9.2% and 10.6%, respectively. In 1998, our effective tax rate was higher than the federal statutory rate in 1998 (35.0%) due to non-deductible goodwill, state income taxes and other intangibles. The effective tax rates were lower than the statutory rates in 1997 and 1996 due to the utilization of net operating loss carryforwards from losses generated in 1995 and prior and the release of the valuation allowance against the deferred tax assets. These net operating loss carryforwards were fully applied in 1997.

         In connection with the repayment of our outstanding debt obligations, we recorded an extraordinary charge of $2,338,000, net of tax, resulting from a prepayment penalty, the write-off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

QUARTERLY RESULTS OF OPERATIONS

         The following tables set forth certain unaudited quarterly financial data and such data expressed as a percentage of net sales for the quarters of 1997 and 1998. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Report, and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                      1997                                            1998
                              -----------------------------------------------  ----------------------------------------------
                                 First       Second       Third      Fourth       First      Second       Third      Fourth
                                Quarter      Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                              ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------

Net sales...................  $   35,950   $   39,886  $   46,139  $  115,909  $  100,504  $  122,920  $  149,809  $  220,108
Cost of goods sold..........      29,981       33,293      39,297     102,518      87,443     108,031     132,561     198,078
                              ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------

     Gross profit...........       5,969        6,593       6,842      13,391      13,061      14,889      17,248      22,030
                              ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Selling, general and
administrative expenses.....       4,410        5,213       4,967       8,709       8,025       9,067      10,551      12,028
Depreciation and amortization        393          356         504       1,417       1,201       1,560       1,626       1,944
                              ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------

     Total operating expenses.     4,803        5,569       5,471      10,126       9,226      10,627      12,177      13,972
                              ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------

     Operating Income.......       1,166        1,024       1,371       3,265       3,835       4,262       5,071       8,058
Interest expense............         432          496         604       1,649       1,709         963         605       1,041
                              ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------

Income before income taxes and
     extraordinary item.....         734          528         767       1,616       2,126       3,299       4,466       7,017
Income tax expense..........         191          121           -          23       1,033       1,618       2,179       3,438
                              ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income before extraordinary
item                                 543          407         767       1,593       1,093       1,681       2,287       3,579

Extraordinary item, net of
tax effect..................           -            -           -           -           -      (2,338)          -           -
                              ----------   ----------  ----------  ----------  ----------  ----------- ----------  ----------
     Net income (loss)......  $      543   $      407  $      767  $    1,593  $    1,093  $     (657) $    2,287  $    3,579
                              ==========   ==========  ==========  ==========  ==========  =========== ==========  ==========
     Diluted net income (loss)
        per share...........  $     0.11   $      0.08 $     0.15  $     0.19  $     0.11  $    (0.06) $    (0.20) $     0.27
                              ==========   =========== ==========  =========== ==========  =========== =========== ==========
     Number of shares (diluted)
       used in per share
       calculation..........       4,977        5,196       5,144       8,194       6,167      10,747       9,599      13,253
                              ==========   ==========  ==========  ==========  ==========  ==========  ==========  ==========

                                                                 As a Percentage of Net Sales
                              ------------------------------------------------------------------------------------------------
Net sales...................        100.0%       100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Cost of goods sold..........         83.4         83.5        85.2        88.5        87.0        87.9        88.5        90.0
                              -----------  ----------- ----------- ----------- ----------- ----------- ----------- -----------

     Gross profit...........         16.6         16.5        14.8        11.5        13.0        12.1        11.5        10.0
                              -----------  ----------- ----------- ----------- ----------- ----------- ----------- -----------
Selling, general and
administrative
     expenses...............         12.3         13.1        10.8         7.5         8.0         7.4         7.0         5.5
Depreciation and amortization.        1.1          0.9         1.0         1.2         1.2         1.2         1.1         0.8
                              -----------  ----------- ----------- ----------- ----------- ----------- ----------- -----------

     Total operating expenses.       13.4         14.0        11.8         8.7         9.2         8.6         8.1         6.3
                              -----------  ----------- ----------- ----------- ----------- ----------- ----------- -----------

     Operating income.......          3.2          2.5         3.0         2.8         3.8         3.5         3.4         3.7
Interest expense............          1.2          1.2         1.3         1.4         1.7         0.8         0.5         0.5
                              -----------  ----------- ----------- ----------- ----------- ----------- ----------- -----------
     Income before income
     taxes and extraordinary
     item...................          2.0          1.3         1.7         1.4         2.1         2.7         2.9         3.2
Income tax expense..........          0.5          0.3          -           -          1.0         1.3         1.4         1.6
                              -----------  ----------- ----------  ----------  ----------- ----------- ----------- -----------

Income before extraordinary
     item                             1.5          1.0         1.7         1.4         1.1         1.4         1.5         1.6
Extraordinary item, net of
     tax effect.............            -            -           -           -           -        (1.9)          -           -
                              -----------  ----------- ----------- ----------- ----------- ----------- ----------- -----------

     Net income (loss)......          1.5%         1.0%        1.7%        1.4%        1.1%       (0.5)%       1.5%        1.6%
                              ===========  =========== =========== =========== =========== ===========  ========== ===========

         Our quarterly net sales and operating results may vary significantly as a result of a variety of factors, including, but not limited to, changes in the supply and demand for commercial mid-range servers, peripheral equipment, software and related services, the cost, timing and integration of acquisitions, the addition or loss of a key vendor or customer, the introduction of new technologies, changes in manufacturers' prices, price protection policies or stock rotation privileges, changes in market development funds, changes in the level of operating expenses, product supply shortages, disruption of warehousing or shipping channels, inventory adjustments, increases in the amount of accounts receivable written off, price competition, changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for commercial mid-range servers, and order cancellations or rescheduling. In addition, the computer distribution industry experiences both seasonal trends and, within each quarter, tends to sell a substantial amount of its products at the end of the quarter. For example, our largest vendor, IBM, sells approximately 35-40% of its products in the last calendar quarter. Historically, a substantial portion of our net sales has been made in the last few days of a quarter. Accordingly, our quarterly results of operations are difficult to predict and delays in the completion of sales near the end of a quarter could cause quarterly net sales to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Because of the many factors that can affect our operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Our future operating results are expected to continue to fluctuate as a result of these and other factors, which could have a material adverse effect on our business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have required substantial capital to finance accounts receivable, inventories, capital expenditures and acquisitions. In the past, we have financed these requirements primarily through borrowings under credit facilities, cash generated from operations, the issuance and sale of Common and Series A Preferred Stock and Subordinated Notes.

         In September 1998, we agreed with IBMCC to increase the IBMCC Credit Facility line from $75.0 million to $125.0 million. Product purchases from IBM and cash advances from IBMCC are directly charged to the credit line and are paid by us based on payment terms outlined in the IBMCC Credit Facility. Borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current, tangible net worth and times interest earned ratios, as defined. As of December 31, 1997 and 1998, we had outstanding obligations under the IBMCC Credit Facility of $71.7 million and $113.7 million, respectively. Of the total outstanding borrowings, $6.6 million and $6.2 million represented cash advances at December 31, 1997 and 1998, respectively. Cash advances bear interest at the prime rate plus 1.875% (9.625% at December 31, 1998). Based on eligible assets, as of December 31, 1998, we had additional borrowings available under the IBMCC Credit Facility of approximately $11.3 million.

         On September 8, 1998, we executed an amendment to the IBMCC Credit Facility, under which we obtained an additional loan of $15,000,000 to consummate the REAL transaction. The loan bears interest at prime plus 2.0% (9.75% at December 31, 1998) and is due in September, 1999.

         Operating activities for 1998 provided cash in the amount of $15.6 million. For this period, cash was provided primarily as a result of increases in accounts payable of $71.1 million and other current liabilities of $15.3 million, partially offset by an increase in accounts receivable of $77.2 million. Favorable accounts payable terms with IBMCC and increased leasing of product purchases by customers through IBMCC and third party leasing vendors resulted in the generation of cash in 1998. For 1997, net cash of $5.9 million was provided. This was primarily attributable to growth in sales and the resulting increases in accounts receivable and accounts payable.

         Investing activities for 1998 used cash in the amount of $23.7 million. For this period, cash was used for the purchase of REAL and UDC and continuing leasehold and computer hardware and software investments made at the headquarters, sales office and warehouse and integration center sites. For 1997, $37.7 million was used in investing activities, principally for the acquisitions of SMS and TSI as well as infrastructure additions.

         Cash provided by financing activities for 1998 was $11.0 million, consisting of a $15.0 million loan from IBMCC and proceeds from a secondary offering of our common stock of $28.6 million offset by payments on the Subordinated Notes, SMS Seller Notes and the IBMCC Credit Advance totaling $32.6 million. In 1997, cash provided by financing activities was $34.4 million, which resulted primarily from borrowings under the Subordinated Notes and the IBMCC Credit Advance totaling $23.1 million and the issuance of Series A Preferred Stock totaling $19.1 million, partially offset by our reduction in short-term borrowings by $8.4 million.

         We believe we have sufficient funds, or alternate sources of funds, to carry on our business as presently conducted through 1999.

YEAR 2000 COMPLIANCE ISSUES

GENERAL

         We are in the process of conducting a Year 2000 compliance audit and developing and implementing a company-wide Year 2000 Compliance Project (the "Project"). The Project addresses a broad range of issues affecting us as a result of the programming code in existing computer, and computer related, systems as the year 2000 approaches. The Year 2000 problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risks for us from problems in our own computer and embedded systems and from third parties with whom we deal on financial and other transactions. Failure of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct our business. The Project is being headed up by our Vice President of Information Technology, who reports directly to the Chief Financial Officer.

INTERNAL SYSTEMS

         Our business software system includes an enterprise-wide solution which was upgraded to the most recent version in fiscal 1998. This system handles our most critical functions, including, finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking. Over the last three months, our business software system was upgraded to a more current version, which we believe to be Year 2000 compliant. Certain of our offices are not yet fully integrated into our enterprise-wide business software system. It is expected that our newly acquired offices in Huntsville, Alabama and Canada will be integrated over the next three months.

         Once all of our offices are integrated into our business software system, we will still need to upgrade the associated database and hardware systems on which the software system runs. The hardware upgrade is expected to be completed by April 1999 and to cost approximately $350,000. We completed the upgrade of our database by migrating to the next version of the software in March 1999. Since our most critical functions are run on the enterprise-wide business software system, any Year 2000 problems at the hardware or software level could have a material adverse effect on us. If the system failed to work on January 1, 2000 it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers.

         We are inventorying and analyzing our remaining centralized computer and embedded systems, as well as our WAN Data services, WAN hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues and we will take appropriate corrective action based on the results of such analysis. We currently expect to substantially complete remediation and validation of our internal systems, as well as to develop contingency plans, by mid-1999.

THIRD PARTY SUPPLIERS AND VENDORS

         We are currently in the process of developing a plan for contacting our critical suppliers, manufacturers, distributors and other vendors to determine if their operations and the projects and services that they provide to us are Year 2000 compliant. Our largest supplier of product is IBM, with approximately 80% of our revenue derived from sales of IBM products. As a result, we will devote substantial effort in dealing with IBM in addressing any potential Year 2000 problems supplied by IBM. Absent written assurances of Year 2000 compliance by such third parties, we will assume that such third parties will not be Year 2000 compliant and we will attempt to reduce our risks with respect to the failure of such third parties to be Year 2000 compliant by developing contingency plans.

However, there can be no assurance that in all instances contingency plans can be adopted or that they will adequately serve the needs of our customers and other constituents.

PRODUCTS

         Because we are a distributor of mid-range computers, software and peripheral products, the Year 2000 issue is likely to have a substantial affect on the products that we sell. We will deal directly with the manufacturers of our products to determine whether such products are Year 2000 compliant. As a distributor, we will not make representations and warranties to our customers regarding Year 2000 compliance of the products we sell. Rather, we assign to our customers the manufacturer's warranties. However, if there are year 2000 compliance issues it could increase our risk of product returns, increased inventory and/or reduced sales. While we believe that our largest line of products, IBM AS/400 and RS/6000 mid-range servers, are Year 2000 compliant, there can be no assurance that the other products we distribute do not contain undetected errors or defects associated with Year 2000 that may result in material costs to us. Should the IBM AS/400 or RS/6000 mid-range servers fail to be Year 2000 compliant or should IBM be unable to supply product because of Year 2000 issues, the effect on our results of operations, liquidity and financial condition would be severe.

YEAR 2000 COSTS

         The total cost associated with the Year 2000 audit and required modifications to become Year 2000 compliant is not expected to be material to our financial position based on preliminary assessments resulting from the early phases of the Project. The estimated total cost of the Project is approximately $1,500,000, $300,000 of which has already been spent to upgrade some non-Year 2000 compliant software and systems. It is possible that as we continue our audit and detect problems that are not currently known to us, additional costs may be incurred, which could be substantial.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, our normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the inherent uncertainty in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition.

BACKLOG

         Although we receive purchase orders for products to be delivered to customers over a specified time period, there can be no assurance that such orders will result in sales, as most orders are subject to revision or cancellation without penalty. Consequently, we do not believe that backlog is a meaningful indicator of sales for future periods.

RECENT PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We are evaluating the requirements of SOP 98-1 and the effects, if any, on our current policies on accounting for software costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Savoir Technology Group, Inc.
Campbell, California

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 55 present fairly, in all material respects, the consolidated financial position of Savoir Technology Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 27, 1999

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     DECEMBER 31,
                                                                      --------------------------------------
                                                                              1997                 1998
                                                                      -----------------    -----------------
                               ASSETS
Current assets:
     Cash........................................................     $           2,919    $           5,820
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,100 in 1998 and $319 in 1997...............                76,664              156,953
     Inventories.................................................                36,841               38,913
     Other current assets........................................                 7,388               16,017
                                                                      -----------------    -----------------
         Total current assets....................................               123,812              217,703
Property and equipment, net......................................                 4,920                5,526
Excess of cost over acquired net assets and other intangibles, net               57,537               83,810
Other assets.....................................................                   619                1,863
                                                                      -----------------    -----------------
             Total assets........................................     $         186,888    $         308,902
                                                                      =================    =================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable...............................................     $           7,063    $          21,240
     Current portion of long-term debt...........................                 8,516                1,020
     Accounts payable............................................                96,143              171,021
     Accrued expenses and other current liabilities..............                 5,636               20,967
                                                                      -----------------    -----------------
         Total current liabilities...............................               117,358              214,248
Long-term debt, less current portion.............................                22,330                1,087
Other............................................................                   120                    -

Commitments and contingencies (Notes 4, 9 and 11)................                     -                    -

Stockholders' equity
     Preferred stock, $0.01 par value; 10,000,000 shares
         authorized; issued and outstanding: Series A:  1,986,500
         shares in 1998 and 2,242,500 shares in 1997; Series B:  10 shares in 1998 and 1997; liquidation preference: $18,996
         in 1998 and $21,444 in 1997.............................                    22                   20
     Common stock, $0.01 par value; 25,000,000 shares authorized;
         issued and outstanding: 10,698,010 shares in 1998 and
         5,357,678 shares in 1997................................                    54                  107
     Additional paid-in capital..................................                46,039               91,810
     Retained earnings...........................................                   965                1,630
                                                                      -----------------    -----------------
         Total stockholders' equity..............................                47,080               93,567
                                                                      -----------------    -----------------
                  Total liabilities and stockholders' equity.....     $         186,888    $         308,902
                                                                      =================    =================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       Year Ended December 31,
                                                     -----------------------------------------------------
                                                            1996               1997               1998
                                                     ---------------     --------------     --------------
Net sales.......................................     $       131,697     $      237,884     $      593,341
Cost of goods sold..............................             114,389            205,089            526,113
                                                     ---------------     --------------     --------------

     Gross profit...............................              17,308             32,795             67,228

Selling, general and administrative expenses....              13,716             25,969             46,002
                                                     ---------------     --------------     --------------

     Operating income...........................               3,592              6,826             21,226

Interest expense................................                 978              3,181              4,318
                                                     ---------------     --------------     --------------
     Income before income taxes and
        extraordinary item......................               2,614              3,645             16,908

Income tax expense..............................                 276                335              8,268
                                                     ---------------     --------------     --------------

Income before extraordinary item................               2,338              3,310              8,640

     Extraordinary item, net of tax effect of
        $2,246..................................                   -                  -             (2,338)
                                                     ---------------     --------------     --------------

        Net income..............................     $         2,338     $        3,310     $        6,302
                                                     ===============     ==============     ==============

Net income per share:
     Income before extraordinary item-basic.....     $         0.55      $         0.57     $         0.37
                                                     ==============      ==============     ==============

     Extraordinary item, net of tax effect......                   -                  -              (0.27)
                                                     ---------------     --------------     ---------------

     Net income per share-basic.................     $         0.55      $         0.57     $         0.10
                                                     ==============      ==============     ==============

     Income before extraordinary item-diluted...     $         0.52      $         0.55     $         0.34

     Extraordinary item, net of tax effect......                   -                  -              (0.25)
                                                     ---------------     --------------     ---------------

     Net income per share-diluted...............     $         0.52      $         0.55     $         0.09
                                                     ==============      ==============     ==============

Number of shares used in per share calculations:
     Basic......................................               4,255              4,902              8,714
                                                     ===============     ==============     ==============

     Diluted....................................               4,513              5,976              9,343
                                                     ===============     ==============     ==============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           Preferred Stock        Common Stock       Additional   Retained
                                        -------------------  ---------------------    Paid-In     Earnings
                                         Shares     Amount      Shares    Amount      Capital     (Deficit)     Total
                                        --------  ---------  ---------  ----------   ----------  ----------  ----------

Balances, January 1, 1996.............        --  $      --  4,009,988  $       40   $   15,547  $   (4,583)    $11,004
   Exercise of stock options..........        --         --     92,157           1          330          --         331
   Issuance of common stock in
     business combinations............        --         --    366,789           4        1,945          --       1,949
   Issuance of common stock under
     employee stock purchase plan.....        --         --     19,197          --           92          --          92
Net income............................        --         --         --          --           --       2,338       2,338
                                        --------  ---------  ---------  ----------   ----------  ----------  ----------

Balances, December 31, 1996...........        --         --  4,488,131          45       17,914      (2,245)     15,714
   Exercise of stock options..........        --         --     24,375          --           74          --          74
   Issuance of common stock in
     business combinations............        --         --    809,898           8        6,817          --       6,825
   Issuance of common stock under
     employee stock purchase plan.....        --         --     31,044           1          255          --         256
   Issuance of preferred stock and
     common
     stock warrants, net of offering
     costs............................ 2,242,500         22         --          --       19,110          --      19,132
   Dividend on preferred stock .......        --         --      4,230          --           50        (100)        (50)
   Common stock warrants issued in
     connection with debt offerings...        --         --         --          --        1,330          --       1,330
   Tax benefit from exercise of stock
     options..........................        --         --         --          --          489          --         489
   Net income.........................        --         --         --          --           --       3,310       3,310
                                        --------  ---------  ---------  ----------   ----------  ----------  ----------

Balances, December 31, 1997...........                   22  5,357,678          54       46,039         965      47,080
   Exercise of stock options..........        --         --     54,611           1          308          --         309
   Issuance of common stock in
     business combinations............        --         --  1,193,510          12        9,727          --       9,739
   Issuance of common stock under
     employee stock purchase plan.....        --         --     33,773          --          297          --         297
   Issuance of common stock under
     secondary offering...............        --         --  3,000,000          30       28,559          --      28,589
   Dividend on preferred stock........        --         --    171,252           2        1,801      (1,803)         --
   Additional costs related to
     issuance of preferred stock......        --         --         --          --         (219)         --        (219)
   Conversion of preferred stock to
     common stock.....................  (256,000)        (2)   262,853           2           --          --          --
   Dividend on preferred stock........        --         --    612,533           6        3,793      (3,799)         --
   Cash dividend on preferred stock ..        --         --         --          --           --         (35)        (35)
   Exercise of warrants...............        --         --     11,800          --          114          --         114
   Revalue of warrants in connection
     with
     debt offering....................        --         --         --          --        1,391          --       1,391
   Net income.........................        --         --         --          --           --       6,302       6,302
                                        --------  ---------  ---------  ----------   ----------  ----------  ----------

Balances, December 31, 1998...........            $      20  10,698,010 $      107   $   91,810  $    1,630  $   93,567
                                        ========  =========  ========== ==========   ==========  ==========  ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                             -------------------------------------------------
                                                                    1996             1997             1998
                                                             ---------------   ---------------  --------------
Cash flows from operating activities:
   Net income..........................................      $         2,338   $         3,310  $        6,302
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization...................                  983             2,670           6,331
       Extraordinary loss on retirement debt...........                   --                --           2,773
       (Gain) loss on sale of equipment................                  (11)               --             117
       Provision for doubtful accounts receivable......                  120               472             842
       Deferred taxes..................................                   --            (1,551)            (59)
       Accretion on long-term debt obligations.........                   --               344             732
       Change in assets and liabilities:
         Accounts receivable...........................               (9,648)          (23,282)        (77,229)
         Inventories...................................               (9,831)           (7,505)         (2,089)
         Other current assets..........................                 (478)           (1,564)         (8,570)
         Other assets..................................                 (484)               --              --
         Accounts payable..............................               15,591            32,312          71,080
         Accrued expenses and other liabilities........                  403               655          15,331
                                                             ---------------   ---------------  --------------
             Net cash provided by (used in) operating
             activities................................               (1,017)            5,861          15,561
                                                             ----------------  ---------------  --------------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired.....                 (640)          (35,166)        (18,573)
   Proceeds from sale of fixed assets..................                   22                --               6
   Acquisition of other assets.........................                   --              (988)         (2,665)
   Acquisition of property and equipment...............               (2,200)           (1,592)         (2,423)
                                                             ----------------  ---------------- ---------------

             Net cash used in investing activities.....               (2,818)          (37,746)        (23,655)
                                                             ----------------  ---------------- ---------------
Cash flows from financing activities:
   Proceeds from short-term borrowings.................              119,915            72,761         301,023
   Payments on short-term borrowings...................             (116,481)          (81,175)       (301,440)
   Payments on long-term debt obligations..............                 (184)             (236)        (32,643)
   Proceeds from issuance of common stock .............                   --                --          28,589
   Proceeds from exercise of stock options and warrants                  331                74             423
   Proceeds from short term loan.......................                   --                --          15,000
   Proceeds from employee stock purchase plan..........                   92               256             297
   Proceeds from issuance of long-term debt net of
         issuance costs................................                   --            23,099              --
   Proceeds from issuance of preferred stock and warrants,
         net...........................................                   --            19,082            (219)
   Proceeds from equipment loans.......................                   --               559              --
   Payment of cash dividend on preferred stock ........                   --                --             (35)
                                                             ---------------   ---------------  ---------------

             Net cash provided by financing activities.                3,673            34,420          10,995
                                                             ---------------   ---------------  --------------
Net increase (decrease) in cash........................                 (162)            2,535           2,901
Cash--beginning of period..............................                  546               384           2,919
                                                             ---------------   ---------------  --------------
Cash--end of period....................................      $           384   $         2,919  $        5,820
                                                             ===============   ===============  ==============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATIONS:

         Savoir Technology Group, Inc. (the Company), formerly Western Micro Technology, Inc., is a value-added distributor of commercial mid-range servers, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. The Company believes that it is one of the leading distributors of IBM's AS/400 and RS/6000 commercial mid-range servers. The Company also distributes commercial mid- range servers, peripheral equipment and software manufactured by Unisys, NCR and Telxon. The Company primarily distributes commercial mid range servers and related products to VARs who generally incorporate commercial applications software and sell integrated computer systems to end user customers. The Company also integrates and configures personal computers, workstations and departmental servers for OEMs and VARs, and provides and remarkets installation and technical support services. The Company's primary sales offices and distribution centers, from which it ships products to customers throughout the United States, are located in Northern California and San Antonio, Texas. In addition to these locations, the Company has distribution centers in Massachusetts, Southern California and Illinois, sales offices throughout the United States and one sales office in Ontario, Canada.

         CONSOLIDATED FINANCIAL STATEMENT PRESENTATION:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Business Partner Solutions, Inc. ("BPS"). All significant intercompany accounts and transactions have been eliminated.

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

         CERTAIN RISKS AND CONCENTRATIONS:

         The Company maintains cash balances with four major financial institutions. The Company sells its products to a broad geographic and demographic base of customers, extends trade credit, and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. One customer accounted for 22% and 23% of the outstanding accounts receivable balance at December 31, 1998 and 1997, respectively. No other customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1997 and 1998.

         Revenues are concentrated with a relatively limited number of customers and the providers of certain systems are concentrated among a few manufacturers. The loss of a major customer or the interruption of certain supplier relationships could adversely affect operating results. During the years ended December 31, 1996, 1997 and 1998, approximately 50%, 65% and 80%, respectively, of the Company's revenue was generated from the sale of products purchased from one of the Company's vendors, International Business Machines Corporation ("IBM").

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of the Company's financial instruments including cash, accounts receivable, notes payable and accounts payable approximate fair value due to their short maturity.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

         EXCESS OF COST OVER ACQUIRED NET ASSETS AND OTHER INTANGIBLES:

         The excess of cost over acquired net assets is being amortized on a straight- line basis over 15 and 20 year periods. Other intangibles are being amortized on a straight-line basis over their estimated useful lives which is typically 3 to 5 years. Amortization expense was $292,000, $1,400,000 and $4,636,000 in 1996, 1997 and 1998, respectively. The Company reviews the carrying value of excess costs over acquired net assets and other intangibles for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. At December 31, 1998, the net unamortized balance of goodwill is not considered to be impaired.

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

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         NET INCOME (LOSS) PER SHARE:

         Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock outstanding.

         RECENT PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee, or AcSEC, released Statement of Position 98-1, or SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use, provided that those costs are not research and development. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is evaluating the requirements of SOP 98-1 and the effects, if any, on the Company's current policies on accounting for software costs.

         RECLASSIFICATIONS:

         Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These classifications did not change previously reported total assets, liabilities, stockholders' equity or net income.

2.       LONG LIVED ASSETS:

         Property and equipment consist of the following (IN THOUSANDS):

                                                                                 December 31,
                                                                        --------------------------
                                                                            1997            1998
                                                                        ----------     -----------
        Computer and office equipment...............................     $   8,286       $  10,119
        Leasehold improvements......................................         1,190           1,482
                                                                        ----------      ----------
                                                                             9,476          11,601
        Accumulated depreciation and amortization...................        (4,556)         (6,075)
                                                                        ----------      ----------
                                                                         $   4,920       $   5,526
                                                                        ==========      ==========

         Excess of cost over acquired net assets and other intangibles (IN
THOUSANDS):

                                                                                 December 31,
                                                                        --------------------------
                                                                            1997           1998
                                                                        ----------     -----------
        Excess of cost over net assets acquired.....................     $  55,528       $  85,544
        Other intangibles...........................................         3,740           4,633
                                                                        ----------     -----------
                                                                            59,268          90,177
        Accumulated amortization....................................        (1,731)         (6,367)
                                                                        ----------     -----------
                                                                         $  57,537       $  83,810
                                                                        ==========     ===========

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


3.       BORROWING ARRANGEMENTS:

         Notes Payable (IN THOUSANDS):

                                                                                 December 31,
                                                                        --------------------------
                                                                             1997           1998
                                                                        -----------    -----------
        Working capital line........................................         $6,645         $6,228
        Other.......................................................            418         15,012
                                                                        -----------    -----------
                                                                             $7,063        $21,240


         The Company has an inventory and working capital financing agreement (the "IBMCC Credit Facility") with IBM Credit Corporation ("IBMCC"), an affiliate of IBM, whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined, and are limited to $125,000,000. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratios, as defined and is collateralized by substantially all assets of the Company. As of December 31, 1997 and 1998, the Company had outstanding borrowings under this agreement of $71,661,000 and $113,697,000, respectively. Of the total outstanding borrowings, $6,645,000 and $6,228,000 represented cash advances at December 31, 1997 and 1998, respectively, with the remainder included in accounts payable which amounted to $65,016,000 and $107,469,000, respectively. Cash advances bear interest at prime (7.75% as of December 31, 1998) plus 1.875%. Based on eligible assets, as of December 31, 1998, the Company had borrowings available of approximately $11,303,000. The weighted average interest rates for the Company's cash advances during 1997 and 1998 were 10.2% and 10.3%, respectively.

         On September 8, 1998, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained an additional loan of $15,000,000 to consummate the REAL transaction. The loan, included in notes payable, bears interest at prime (7.75% at December 31, 1998) plus 2.0% and is due in September, 1999.

         Long-Term Debt (IN THOUSANDS):

                                                                                 December 31,
                                                                        --------------------------
                                                                            1997           1998
                                                                        -----------    -----------
        Subordinated notes payable..................................        $15,700      $      --
        IBMCC loan..................................................         10,000             --
        SMS seller notes............................................          7,350             --
        Other.......................................................            528          2,107
                                                                        -----------    -----------
                                                                             33,578          2,107
        Less discount...............................................         (2,732)            --
                                                                        -----------    -----------
                                                                             30,846          2,107
        Less amounts due within one year............................         (8,516)        (1,020)
                                                                        -----------    -----------
        Long-term debt due after one year...........................        $22,330         $1,087
                                                                        ===========    ===========

         Principal payments for long-term debt at December 31, 1998 are as follows:

        1999                                                                                $1,020
        2000....................................................................               933
        2001....................................................................               131
        2002....................................................................                23
                                                                                       -----------
                                                                                            $2,107
                                                                                       ===========

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


         On May 15, 1998, in connection with the acquisition of assets from UniDirect Corporation (see Note 11) the Company issued a $1,700,000 promissory note to UniDirect. The promissory note bears interest at 8.25% and is payable over a two-year period.

         In connection with the acquisition of SMS (see Note 11), the Company was obligated to pay the two selling stockholders of SMS cash payments totaling $3,675,000 on the first and second anniversary of the acquisition, September 30, 1998 and 1999. The non-interest-bearing notes were discounted using the Company's effective borrowing rate of 10.375%. The total discount on the face value of the notes was $1,047,000 and was being charged to interest expense over the life of the notes. The notes were paid in May of 1999.

         On September 30, 1997, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with Robert Fleming, Inc. and Canpartners Investments IV, LLC, as purchasers (together, the "Purchasers") and Canpartners Investments IV, LLC as agent for the Purchasers. Pursuant to the Note Purchase Agreement, the Company sold $15,700,000 of secured notes to the Purchasers and granted to the Purchasers 10 shares of newly issued Series B Preferred Stock of the Company and warrants to purchase 400,000 shares of the Company's common stock. Each warrant issued in connection with this transaction entitles the holder to purchase one share of common stock of the Company at an exercise price of $7.50 per share and expires on September 30, 2004. On each anniversary, the exercise price may be reset to 87.5% of the price of the Company's common stock if the market price of the Company's common stock is less than $7.50. This condition was met, and, in September 1998, the exercise price was reset to $4.77. The warrants issued in connection with this transaction were initially determined to have a fair market value of $1,064,000. During the first quarter of 1998, the warrants were revalued at $2,177,000. This note was paid in May of 1998 (see Note 13).

         On September 30, 1997, the Company executed an amendment to its credit facility with IBM Credit Corporation ("IBMCC"), pursuant to which the Company obtained an additional loan of $10,000,000. In consideration therefor, the Company granted IBMCC a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrant expires on September 30, 2004. On each anniversary, the exercise price may be reset to 87.5% of the price of the Company's common stock if the market price of the Company's common stock is less than $7.50. This condition was met, and, in September 1998, the exercise price was reset to $4.77. The warrant was initially determined to have a fair market value of $266,000. During the first quarter of 1998, the warrant was revalued at $544,000. This loan was paid in May of 1998 (see Note 13).

4.       OPERATING LEASE COMMITMENTS:

         The Company leases its warehouse and office space under operating leases. These leases expire through 2004 and provide for payment of insurance, maintenance and property taxes. In addition, the Company leases certain equipment under operating leases and rental arrangements extending for periods of up to seven years.

         The total rent expense, net of sublease income, was $722,000, $1,600,000 and $2,169,000 for 1996, 1997 and 1998, respectively.

         Future minimum rental commitments for all noncancelable operating leases are as follows (In thousands):

        Years Ending December 31,
        -------------------------
        1999                                                                           $  2,459
        2000                                                                              2,172
        2001....................................................................          1,992
        2002....................................................................          1,964
        2003....................................................................          1,410
        Thereafter..............................................................            677
                                                                                       --------
                                                                                       $ 10,674
                                                                                       ========

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


5.       INCOME TAXES:

         The provision for (benefit from) income taxes consist of the following
(In thousands):

                                                     Federal       State        Foreign       Total
                                                     -------       -----        -------       -----
       1998:
              Current........................      $   6,055    $   1,585     $     687    $   8,327
              Deferred.......................            (44)         (15)           --          (59)
                                                   ----------   ----------    ---------    ----------
                                                   $   6,011    $   1,570     $     687    $   8,268
                                                   =========    =========     =========    =========
       1997:
              Current........................      $   1,578    $     308     $       -    $   1,886
              Deferred.......................         (1,301)        (250)            -       (1,551)
                                                   ----------   ----------    ---------    ----------
                                                   $     277    $      58     $       -    $     335
                                                   =========    =========     =========    =========

       1996:
              Current........................      $     223    $      53     $       -    $     276
              Deferred.......................             --           --             -           --
                                                   ---------    ---------     ---------    ---------
                                                   $     223    $      53     $       -    $     276
                                                   =========    =========     =========    =========

         The Company's effective tax rate differs from the U.S. federal statutory tax rate as follows:

                                                                 1996          1997         1998
                                                                 ----          ----         ----
       Statutory tax (benefit) rate......................           34%          34%           35%
       Goodwill and other nondeductible expenses.........            4           15            10
       Benefit resulting from utilization of federal NOL.          (33)         (17)           --
       State taxes, net of federal benefit...............            6            8             6
       Change in valuation reserve.......................           --          (35)           --
       Other.............................................           --            4            (2)
                                                              --------     --------      ---------
                                                                    11%           9%           49%
                                                              ========     ========      =========

         The components of the net deferred tax asset (included in other current assets) are as follows (IN THOUSANDS):

                                                                                 December 31,
                                                                        --------------------------
                                                                             1997           1998
                                                                        -----------    -----------
        Deferred tax assets:
        Accounts receivable reserve.................................      $     518      $     443
        Accumulated depreciation and amortization...................             85           (13)
        Uniform inventory capitalization............................            221            216
        Inventory reserve...........................................            285            399
        Other nondeductible reserves................................            289            319
        Other.......................................................             73            246
        Net operating losses........................................             80              -
                                                                        -----------    -----------
                                                                             $1,551         $1,610
                                                                        ===========    ===========


6.       STOCKHOLDERS' EQUITY:

         On April 29, 1998, the Company completed the public offering of 3,000,000 shares of its Common Stock at a price of $10.50 per share. After deducting the underwriting discount and offering expenses, the net proceeds to the Company were $28,589,000. The Company used the proceeds of the offering to reduce its outstanding debt obligations, exclusive of the outstanding cash advances on the IBMCC Credit Facility.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         In August of 1997, the stockholders of the Company approved an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000. The stockholders also approved the change of the Company's state of incorporation from California to Delaware.

         PREFERRED STOCK PRIVATE PLACEMENT:

         On September 19, 1997, the Company completed the private placement of 1,121,250 units (the "Units"). Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one Common Stock purchase warrant (which expires in five years), par value $0.01 per share, for an aggregate of 1,121,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share for a total purchase price of $19.25 per Unit. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash or Company Common Stock at the election of the Company and a potential special dividend should the price of the Company's Common Stock fall below $9.5625 on each anniversary of the private placement. The special dividend may not exceed $1.9125 per share each year. The Series A Preferred Stock is convertible at the option of the Holders, at any time, into Common Stock of the Company. The conversion price is $9.3125 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price (see Note 14). During the year ended December 31, 1998, 256,000 of these shares were converted into 262,853 shares of the Company's Common Stock. Subsequent to September 19, 1998, the Company may redeem the Preferred Stock provided that the Company's Common Stock is trading at one hundred fifty percent (150%) of the conversion price (as adjusted) and the daily trading volume of the Company's stock is in excess of 125,000 shares, as defined. Subsequent to September 19, 2001, the Company may redeem the Preferred Stock at the conversion price (as adjusted). In connection with the transaction, the Company issued warrants for the purchase of 112,125 shares of Common Stock to placement agents. The warrants are exercisable at $9.6875 per share and expire in five years. Net proceeds totaled approximately $18,900,000. The Company used the proceeds to pay down its line of credit and for general working capital purposes.

         On September 19, 1998, the Company declared a special dividend, payable in common stock, due to the holders of the Company's Series A Preferred Stock. The Company issued 612,533 shares of its common stock with a fair market value of approximately $3,800,000. The dividend was paid as a result of the average common stock price falling below $9.5625 in the five trading days prior to September 19, 1998, as stipulated in the Series A Preferred Stock Agreement.

         WARRANTS:

         At December 31, 1998, warrants were outstanding to purchase a total of 1,721,575 shares of Common Stock at exercise prices ranging from $4.77 to $9.6875 per share. The warrants, which were issued in connection with various debt and equity financings, expire between 2002 to 2004. At December 31, 1998, the Company had reserved 1,721,575 shares of Common Stock for issuance upon exercise of these warrants. During the year ended December 31, 1998, 11,800 warrants were exercised.

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

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


                                                                                    OPTIONS OUTSTANDING
                                                              Shares       Number         Price          Total
                                                            Available        Of            per            (in
                                                            for Grant      Shares         Share       thousands)
                                                           ----------    ----------    ------------    --------
Balances, January 1, 1996...........................           17,314       604,488    $2.00-$8.75      $ 2,502
     Additional shares reserved.....................          400,000
     Options granted................................         (441,000)      441,000    $5.00-$10.34       3,367
     Options exercised..............................                -       (92,157)   $2.00-$6.13         (331)
     Options terminated.............................           23,750       (23,750)   $3.38-$8.25         (108)
                                                           ----------    ----------    ------------    --------
Balances, December 31, 1996.........................               64       929,581    $2.00-$10.34       5,430
     Additional shares reserved.....................          700,000
     Options granted................................         (610,679)      610,679    $8.00-$12.75       6,506
     Options exercised..............................                -       (24,375)   $2.25-$7.00          (74)
     Options terminated.............................           79,875       (79,875)   $2.13-$12.25        (629)
                                                           ----------    ----------    ------------    --------
Balances, December 31, 1997.........................          169,260     1,436,010    $2.00-$12.75      11,233
     Additional shares reserved.....................          925,000
     Options granted................................       (1,178,500)    1,178,500    $5.63-$13.00       9,846
     Options exercised..............................                -       (54,611)   $2.00-$9.00         (309)
     Options terminated.............................          123,500      (123,500)   $2.25-$13.00      (1,047)
                                                           ----------    ----------    ------------    --------
Balances, December 31, 1998.........................           39,260     2,436,399    $2.00-$13.00     $19,723
                                                           ==========    ==========    ============    ========

         At December 31, 1998, there were 2,475,659 shares of Common Stock reserved for issuance under the Company's stock option plans. Outstanding options for 598,330, 360,581 and 187,956 shares of Common Stock were exercisable at December 31, 1998, 1997 and 1996, respectively, at weighted average exercise prices per share of $6.43, $5.44 and $4.64.

         EMPLOYEE STOCK PURCHASE PLAN:

         The Company implemented an Employee Stock Purchase Plan (the "Plan") in November 1995, under which 175,000 shares of common stock have been reserved for issuance. The Plan is qualified under Section 423 of the Internal Revenue Code. The Plan allows for the purchase of stock at 85% of the lower of the closing stock price at the beginning or the end of each six-month purchase period. As of December 31, 1998, 106,652 shares have been issued under this Plan.

         The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

         The following table summarizes information with respect to stock options outstanding at December 31, 1998:

                                               Options Outstanding                       Options Exercisable
                                  --------------------------------------------  -------------------------------
                                                    Weighted
                                                     Average
                                                    Remaining      Weighted                            Weighted
                                      Number       Contractual      Average           Number            Average
            Range of               Outstanding        Life         Exercise        Exercisable         Exercise
         Exercise Prices            At 12/31/98      (Years)         Price         At 12/31/98           Price
-----------------------------     --------------- ------------   -------------  ----------------    -----------
$2.00-$3.63.................           201,595        5.77       $    2.69           157,845        $     2.69
$5.00-$6.88.................           940,750        8.80       $    5.80           210,750        $     5.68
$7.00-$8.88.................            87,375        7.20       $    8.09            33,000        $     8.10
$9.00-$10.75................           621,750        8.60       $    9.81           127,625        $     9.25
$11.00-$13.00...............           584,929        8.74       $   11.84            69,110        $    11.23
                                  ------------                                  ------------
$2.00-$13.00................         2,436,399        8.43       $    8.10           598,330        $     6.43
                                  ============                                  ============

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


         The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998:

                                                          Group A                   Group B
                                                 ------------------------   ----------------------
                                                  1996     1997     1998      1996     1997    1998
                                                  ----     ----     ----      ----     ----    ----
       Risk-free interest rates............       5.17     6.30      4.96     5.25     6.39     5.14
       Expected life......................      5 years   5 years  5 years  4 years  4 years  4 years
       Volatility..........................      87.42%   75.00%    56.00%   87.42%   75.00%   56.00%

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

         The weighted average fair value of those options granted in 1996, 1997 and 1998 was $7.64, $6.90 and $4.27, respectively.

         The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan under the Black-Scholes valuation model using the following assumptions:

                                                                  1996         1997          1998
                                                              -----------  ------------  --------
       Risk-free interest rate..............................     5.25          5.46         5.41
       Expected life........................................    2 years     0.5 years     0.5 years
       Volatility...........................................    87.42%        75.00%       56.00%

         The weighted average fair value of those purchase rights granted in 1996, 1997 and 1998 was $4.80, $5.10 and $3.56, respectively.

         The following pro forma income information has been prepared following the provisions of SFAS No. 123 (amounts in thousands except per share data):

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                  1996          1997         1998
                                                                  ----          ----         ----
       Net income (loss)--pro forma.......................        $ 1,750      $ 1,624       $ (252)
                                                              ===========  ===========   ==========
       Basic net income (loss) per share--pro forma.......         $ 0.41       $ 0.23      $ (0.03)
                                                              ===========  ===========   ==========
       Diluted net income (loss) per share--pro forma.....         $ 0.39       $ 0.21      $ (0.03)
                                                              ===========  ===========   ==========

         The above pro forma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


7.       EARNINGS PER SHARE:

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                Year Ended December 31,
                                                                 ------------------------------------------------
                                                                      1996              1997            1998
                                                                 ------------      ------------     ------------
Numerator-basic and diluted EPS
     Income before extraordinary item.......................     $      2,338      $      3,310     $      8,640
     Less:  preferred stock dividends.......................               --              (484)          (5,439)
                                                                 ------------      ------------     ------------

     Income available to common stockholders, before
        extraordinary item..................................            2,338             2,826            3,201
     Extraordinary item, net of tax effect..................               --                --           (2,338)
                                                                 ------------      ------------     ------------

     Net income-basic.......................................            2,338             2,826              863
     Plus: impact of assumed preferred conversion...........               --               484               --
                                                                 ------------      ------------     ------------

     Net income-diluted.....................................     $      2,338      $      3,310     $        863
                                                                 ============      ============     ============

Denominator-basic EPS
     Weighted average shares outstanding....................            4,255             4,902            8,714
                                                                 ============      ============     ============

     Basic EPS
     Income before extraordinary item.......................     $       0.55      $       0.57     $       0.37
     Extraordinary item, net of tax effect..................               --                --            (0.27)
                                                                 ------------      ------------     ------------

     Basic earnings per share...............................     $       0.55      $       0.57     $       0.10
                                                                 ============      ============     ============

Denominator-diluted EPS
     Denominator-basic EPS..................................            4,255             4,902            8,714
     Effect of dilutive securities:
     Common stock options and warrants......................              258               453              629
     Preferred Stock........................................               --               621               --
                                                                 ------------      ------------     ------------
                                                                        4,513             5,976            9,343
                                                                 ============      ============     ============
     Diluted EPS
     Income before extraordinary item.......................     $       0.52      $       0.55     $       0.34
     Extraordinary item, net of tax effect..................               --                --            (0.25)
                                                                 ------------      ------------     -------------

     Diluted earnings per share.............................     $       0.52      $       0.55     $       0.09
                                                                 ============      ============     ============

     Options to purchase 906,582, 211,720 and 96,085 share of Common Stock were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the calculation of net income per share because the options' exercise price was greater than the average market price of the Common Stock.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


8.       SUPPLEMENTAL CASH FLOW INFORMATION:

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

         Cash paid for interest and income taxes was:

                                                Year Ended December 31,
                                 -----------------------------------------------
                                      1996              1997            1998
                                 ------------      ------------     ------------
Interest....................     $      1,021      $      2,700     $      3,495
Income taxes................     $         66      $        706     $      4,495


         Supplemental Disclosures of Noncash Investing and Financing Activities (In thousands):

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1996              1997            1998
                                                                 ------------      ------------     ------------
Tax benefit from exercise of stock options..................     $          -      $        489     $          -
Common stock issued in connection with business combinations            1,949             6,825            9,739
Dividend on preferred stock.................................                -                50            1,803
Special dividend on preferred stock.........................                -                 -            3,799
Common stock warrants issued in connection with
     notes payable issuance.................................                -             1,330                -
Common stock warrants issued in connection with
     preferred stock........................................                -             1,000                -
Common stock warrants revaluation...........................                -                 -            1,391


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

         The Plan permits Company contributions determined quarterly by the Board of Directors. No contributions were made in the years ended December 31, 1996, 1997 or 1998.

11.      ACQUISITIONS AND INVESTMENTS:

         On September 8, 1998, the Company acquired the distribution segment of REAL Applications, Ltd. ("REAL") from its parent company, El Camino Resources, Ltd. ("El Camino") for $12,875,000. In connection with the acquisition, the Company recorded approximately $13,141,000 of goodwill and other intangible assets. The

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


acquisition has been accounted for as a purchase with the result that REAL operations are included in the Company's financial statements from the date of purchase.

         REAL is a reseller of IBM commercial mid-range servers, including the AS/400 and RS/6000, as well as high end data storage and IBM Netfinity servers. REAL is also one of four authorized distributors of IBM's S/390 mainframe systems. REAL had audited revenues of approximately $80,000,000 for the year ended April 30, 1998.

         The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and REAL as if the combination had occurred at the beginning of the earliest period presented. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the REAL acquisition had been consummated at the earliest period presented, nor is it indicative of future operating results.

                                         Year Ended                 Year Ended
                                      December 31, 1997          December 31, 1998
                                    ----------------------     ----------------------

Net Sales.......................    $        299,927,000       $       646,575,000
Net Income......................    $          3,360,000       $         8,300,000

Net Income per share - basic....    $               0.58       $              0.33
Net Income per share - diluted..    $               0.56       $              0.31


         On June 5, 1998, the Company acquired all of the outstanding shares of MCBA Systems, Inc.'s ("MCBA") common stock for $487,000 of canceled indebtedness and 852,854 shares of the Company's common stock. In addition, the selling stockholders of MCBA can earn an additional 1,500,000 shares of the Company's common stock based upon attainment of certain performance goals in calendar 1998 and 1999. As of December 31, 1998, MCBA had earned approximately 1,300,000 shares of the Company's common stock. Additional amounts payable under contingent earn-out provisions have been and will be accounted for as an increase in the purchase price when such amounts become determinable. The acquisition has been accounted for as a purchase with the result that MCBA operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $9,800,000 of goodwill and other intangible assets. The fair values of assets acquired from MCBA were approximately $4,045,000 and liabilities assumed were approximately $3,945,000.

         MCBA is a value-added wholesale distributor and reseller of IBM commercial mid-range servers, including the AS/400 and RS/6000, and software. MCBA is also one of four authorized distributors of IBM's S/390 mainframe systems. In addition to the products it offers, MCBA provides network configuration and technical support services to its customers. MCBA's audited revenues for the year ended December 31, 1997 were approximately $26,900,000 with net income of approximately $26,000.

         On May 15, 1998, the Company purchased substantially all of the UniDirect catalog and VarCity distribution business and related electronic software distribution organization of UniDirect Corporation ("UDC") for $4,600,000, comprised of $2,900,000 in cash and a $1,700,000 promissory note. The promissory note bears interest at 8.25% and is payable over a two-year period. This transaction has been accounted for as a purchase with the result that UDC operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $4,900,000 of goodwill and other intangible assets. During the year ended December 31, 1997, the acquired businesses had unaudited revenues of approximately $18,000,000.

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

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         On September 30, 1997, the Company acquired all of the capital stock of SMS for an aggregate of $42,150,000 in cash at closing, 460,000 shares of the Company's Common Stock, valued at $3,887,000, and additional cash payments of approximately $6,870,000 were made in May of 1998. In addition, the selling stockholders have earned $2,500,000 in cash payments based upon attainment of certain performance goals and can earn an additional $2,500,000 in 1999. The acquisition has been accounted for as a purchase with the result that SMS operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $47,600,000 of goodwill and other intangible assets. Additional amounts payable under contingent earn-out provisions have been and will be accounted for as an increase in the purchase price when such amounts become determinable. The fair value of assets acquired from SMS was approximately $41,400,000 and liabilities assumed were approximately $36,100,000. SMS was a holding company for a family of companies including Star Data Systems, Inc., dba Sirius Computer Solutions ("Sirius"), a value-added distributor for high technology mid-range solutions in the IBM AS/400 and RS/6000 systems market. Sirius also sells systems directly to end-user customers as an industry remarketer. Prior to the closing of the SMS acquisition, SMS completed a spin-off of the Sirius end-user business as a separate unaffiliated company. Upon acquiring SMS, the distribution arm was renamed Business Partner Solutions, Inc. ("BPS"). Upon completion of the SMS acquisition, BPS became a wholly owned subsidiary of the Company. For the eleven months ended September 30, 1997, the distribution business of Sirius had revenues of approximately $86,500,000 and income from operations of approximately $1,100,000. The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and SMS (excluding the Sirius end-user business) for the fiscal years ended December 31, 1996 and 1997. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the SMS acquisition had been consummated at the beginning of the earliest period presented, nor is it indicative of future operating results.

                                            Year Ended               Year Ended
                                         December 31, 1996         December 31, 1997
                                         -----------------         -----------------
Net sales............................  $        208,000,000      $        306,000,000
Net income...........................  $            631,000      $            899,000
Net income per share-basic...........  $               0.13      $               0.17
Net income per share-diluted.........  $               0.13      $               0.14


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

         On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock (220,273 shares) of the Company. Additional consideration, up to $10,000,000 in cash and stock, can be earned by TSI by meeting certain defined gross profit targets through fiscal year 1998. An additional 62,578 shares were issued by the Company on March 17, 1997, and placed in escrow for the earn-out provision. No shares were earned in 1997 or 1998. The unearned shares will be returned to the Company. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI was approximately $1,141,000 and liabilities assumed were approximately $1,484,000. For the year ended December 31, 1996, TSI had unaudited revenues of approximately $15,000,000 with net income of approximately $200,000.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


         On November 29, 1996, the Company acquired the net assets of International Data Products, LLC ("IDP"), a privately held company, for $265,000 in cash and assumed net liabilities of $424,000. The agreement between the Company and IDP (the "Agreement") contains an earn out provision which allows IDP to earn up to 140,000 shares of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). No shares were earned in 1997. As of December 31, 1998, IDP had earned the 140,000 shares of the Company's common stock. The shares will be distributed according to the terms of the Agreement. Additional amounts payable under contingent earn-out provisions have been and will be accounted for as an increase in the purchase price when such amounts become determinable. In connection with the acquisition, the Company recorded approximately $780,000 of goodwill and other intangible assets. For the year ended December 31, 1995, IDP had unaudited revenues of approximately $4,611,000 with net income of approximately $2,000.

         On November 7, 1996, the Company acquired the net assets of Star Technologies, Inc. ("Star"), a privately held company, for $950,000 paid in common stock (113,263 shares) of the Company. The agreement between the Company and Star (the "Agreement") contains an earnout provision which allows Star to earn up to an additional $1,500,000 of the Company's common stock based on the attainment of gross profit targets for certain fiscal year 1997 and 1998 sales (as defined in the Agreement). An additional 89,418 shares were issued by the Company on November 7, 1996 and placed in escrow for the earnout provision. Additional amounts payable under contingent earn-out provisions have been and will be accounted for as an increase in the purchase price when such amounts become determinable. For the years ended December 31, 1997 and 1998, Star earned 48,721 shares and 118,079 shares, respectively, at an average price of $10.26 and $8.47, respectively. In connection with the acquisition, the Company recorded approximately $400,000 of goodwill and other intangible assets. For the year ended June 30, 1996, Star had revenues of approximately $7,500,000 with net income of approximately $40,000.

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

         12.  SEGMENT REPORTING:

         The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "DISCLOSURES AND SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

         The Company has two operating segments: the Mid-Range Systems Division ("MRS") and the Computer and Peripherals Group ("CPG"). Products distributed by MRS include mid-range servers that run on UNIX, OS/400 and NT operating systems, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. Through CPG, the Company offers its customers value-added systems integration services up to, and including, installation (e.g., "turnkey" systems assembly of departmental servers, workstations, hardware and software "bundling" and light manufacturing). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Although management measures the profitability of its business through the results of these two segments, the Company's segments have similar economic characteristics and, as such, the results of operations have been aggregated and separate disclosure is not presented.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


         Foreign sales for the years ended December 31, 1997 and 1998 were approximately $6,700,000 and $31,000,000, respectively.

         During the years ended December 31, 1996, 1997 and 1998, approximately 50%, 65% and 80%, respectively, of our net sales were generated from the sale of IBM products.

         One customer accounted for approximately 11% and 18% of the Company's net sales in 1997 and 1998, respectively, no other single customer accounted for more than 10% of the Company's net sales.

         13.  EXTRAORDINARY CHARGE:

         In connection with the repayment of its outstanding debt obligations, the Company recorded an extraordinary charge of $2,338,000, net of tax, resulting from a prepayment penalty, the write-off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

         14.  SUBSEQUENT EVENTS:

         On January 4, 1999, the Company purchased Infinite Solutions, Inc. ("Infinite"), for $3,500,000 ($2,750,000 in cash and $750,000 in Common Stock).
For the year ended December 31, 1998, Infinite had unaudited revenues of approximately $19,000,000.

         The Company has entered into an agreement in principle with its Series A Preferred Stock shareholders to eliminate the potential annual special dividend as part of the provisions of the Series A Preferred Stock. In exchange for the elimination of the special dividend, the Company has agreed to lower the conversion price of the Preferred Stock from $9.3125 to $8.00 per share. The stockholders of the Company will vote on this agreement in principle at a special meeting to be held on April 6, 1999.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information regarding the executive officers and directors of the Company as of March 11, 1999.

Name                             Age   Position
----                             ---   --------
P. Scott Munro(2)..............   42   Chairman of the Board, Chief Executive Officer, President,
                                       Secretary
James W. Dorst.................   44   Chief Financial Officer
Robert O'Reilly................   46   Senior Vice President
                                       Chief Executive Officer and President of the Company's
Carlton Joseph Mertens II......   33   subsidiary, Business Partner Solutions, Inc., and Director
Angelo Guadagno(1).............   56   Director
James J. Heffernan(3)..........   56   Director
Guy M. Lammle(2)...............   46   Director
K. William Sickler(3)..........   49   Director
J. Larry Smart(1)(2)...........   50   Director

----------

(1)      Member of the Compensation Committee.
(2)      Member of the Nominating Committee.
(3)      Member of the Audit Committee.

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

         JAMES J. HEFFERNAN has served as a Director of the Company since October 1995. Since January 1996, he has been a director of USWeb Corporation, an Internet consulting firm and was Chief Financial Officer from January 1996 to May 1998. From March 1995 to January 1996, he was Chief Financial Officer of Interlink Computer Sciences, a software company. Prior to such time, Mr. Heffernan was Chairman of the Board and Chief Financial Officer of Panoramic, Inc., a software company. From June 1994 to June 1995, Mr. Heffernan was a director of International Microcomputer Software, Inc., a software company.

         GUY M. LAMMLE has served as a Director of the Company since August 1998. He has served as Chairman of the Board, Chief Executive Officer and Director of NxTrend Technology, Inc. since February 1980 and assumed the additional title of President in October 1996. From 1974 to 1980, Mr. Lammle was employed with the Burroughs Corporation, a computer hardware company, progressing from Sales Representative to Zone Manager and finally District Product Manager.

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

         J. LARRY SMART has served as a Director of the Company since October 1995. From October 1995 to January 1998, he also served as Chairman of the Board of the Company. Since March 1999, Mr. Smart has served as Presient and CEO of Visioneer, Inc. (formerly, Primax V Acquisition Corp.), a developer of personal desktop management products. Mr. Smart has served as a Director of ScanSoft, Inc. (formerly, Visioneer, Inc.) since February 1997. From March 1997 to March 1999, Mr. Smart served as President and Chief Executive Officer of Visioneer, Inc. (prior to Visineer, Inc. merging with ScanSoft, Inc.) and served as Chairman of the Board of Directors of that company from February 1997 until assuming the position of President and Chief Executive Officer. From July 1995 until March 1997, he was Chairman of the Board, President and Chief Executive Officer of StreamLogic Corporation, a data storage company. From March 1994 to February 1995, Mr. Smart was President and Chief Executive Officer of Maxtor Corporation, a data storage company. From July 1991 to February 1995, Mr. Smart was President and Chief Executive Officer of Southwall Technologies, Inc., a materials sciences company.

         The Company currently has authorized seven (7) members of the Board of Directors. All directors are elected to hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified. Officers are elected at the first meeting of the Board of Directors following the stockholders' meeting at which the directors are elected and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors, executive officers and the beneficial owners of more than ten percent of the Company's common stock to file reports of their ownership and change in ownership of the Company's common stock with the Commission. Based solely upon a review of such reports filed electronically with the Commission, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors, executive officers and ten percent beneficial stockholders during the last fiscal year were filed on time, except that (1) Angelo Guadagno, James L. Heffernan, Guy M. Lammle, J. Larry Smart and K. William Sickler each filed a Form 5 approximately one month late and (2) Astoria Capital Partners, L.P., Astoria Capital Management, Inc. and Richard Koe have filed Forms 3 and Forms 4 from one to five months late.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The following table provides certain summary information for the years ended December 31, 1996, 1997 and 1998 concerning compensation paid to the Company's Chief Executive Officer and to the Company's three other named executive officers whose compensation exceeded $100,000 in 1998 (the "Named Executive Officers").

                                           SUMMARY COMPENSATION TABLE

                                                                                     Long-term
                                                                                    Compensation
                                                      Annual Compensation              Awards
                                        -----------------------------------------    ----------
                                                                                     Securities
                              Fiscal                                 Other Annual    Underlying      All Other
Name and Principal Position    Year     Salary($)      Bonus($)    Compensation($)   Options(#)   Compensation($)
---------------------------    ----     ---------      --------    ---------------   ----------   ---------------
P. Scott Munro..............   1998       400,406       261,049           -            450,000           -
Chairman of the Board, Chief   1997       302,485       119,398           -            150,000           -
     Executive Officer,        1996       221,286       122,564           -            125,000           -
     President and
     Secretary

James W. Dorst.............    1998       227,750        74,610           -             50,000           -
Chief Financial Officer        1997       192,333        51,872           -             30,000           -
                               1996       150,000        47,867           -             20,000           -

Robert O'Reilly(1).........    1998       176,000        62,175           -             50,000           -
    Senior Vice President      1997       142,517        36,578           -             30,000           -

Carlton J. Mertens(2)......    1998       270,000       148,717           -                  -           -
     Chief Executive           1997        67,579        32,500           -             45,716           -
     Officer and President
     of the Company's
     subsidiary Business
     Partner Solutions,
     Inc., and Director
----------

(1)      Mr. O'Reilly became an executive officer of the Company during 1997.
(2)      Mr. Mertens became an executive officer of the Company during 1997.

RECENT OPTION GRANTS

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                             Percent of                                  Potential Realizable
                                               Total                                    Value at Assumed Annual
                               Number of      Options                                    Rates of Stock Price
                              Securities     Granted to                                 Appreciation for option
                              Underlying     Employees     Exercise or                        Term($)(2)
                                Options      in FISCAL     Base price     Expiration  ---------------------------
           Name               Granted(#)      Year(1)       ($/Share)        Date         5%            10%
           ----               ----------     --------       ---------       ------    ----------       ----------
P. Scott Munro........       150,000(3)       13.37%          10.25        1/16/08      966,925        2,450,379
                             300,000(3)       26.75%           6.00         9/8/08    1,132,010        2,868,736

James W. Dorst........        25,000(3)        2.23%          10.25        1/16/08      161,154          408,397
                              25,000(3)        2.23%           6.00         9/8/08       94,334          239,016

Robert O'Reilly.......        15,000(3)        1.34%          10.25        1/16/08       96,693          245,038
                              35,000(3)        3.12%           6.00         9/8/08      132,068          334,686

Carlton J. Mertens....              --            --             --          --              --               --

----------
(1)  Based on options to purchase an aggregate of 1,121,500 shares of Common
     Stock granted during fiscal 1998.
(2)  Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of Common Stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.
(3)  These options have a 10-year term and vest at the rate of twenty-five (25%)
     per year over a four-year period. These options have accelerated vesting upon a change of control of the Company.

         The following table shows the number of shares of Common Stock represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 1998.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                                Number of Securities           Value of Unexercised
                                               Underlying Unexercised     In-the-Money Options at Fiscal
                                             Options at Fiscal Year-End            Year-end ($)
                                              Exercisable/unexercisable     Exercisable/unexercisable
                                              -------------------------     -------------------------
P. Scott Munro.........................            217,968 / 668,750             682,524/  1,013,438
James W. Dorst.........................             51,250 /  98,750             241,406/    147,656
Robert O'Reilly........................             26,250 /  98,750              30,625/    124,688
Carlton J. Mertens.....................             11,429 /  34,287                  --/         --
----------

(1)  Based on a per share price of $8.6875, the closing price of the Common
     Stock as reported by The Nasdaq National Market on December 31, 1998, the last trading day of the fiscal year.

COMPENSATION OF DIRECTORS

         The Company's outside directors (i.e., those who are not employees of the Company) receive an annual retainer of $20,000, plus $750 for each board meeting attended. The Company pays for directors' liability insurance and has entered into indemnification agreements with each of its directors. At the 1994 Annual Meeting of Stockholders, the stockholders approved the adoption of the 1994 Stock Option Plan, which has been amended several times since its adoption. The 1994 Stock Option Plan, as amended, provides for the grant of an option of 15,000 shares of the Common Stock to certain directors who are not employees following their initial election or appointment and an option for 4,000 shares of Common Stock at every regular annual meeting at which they are re-elected. The exercise price of the options is the fair market value of the Common Stock on the date of each respective grant and the options vest over a four-year period. In April 1997 and September 1998, the Board of Directors made discretionary grants of nonstatutory stock options to each of the outside directors to purchase 6,250 and 10,000 shares, respectively, of Common Stock at an exercise price of $11.00 and $6.00 per share, respectively.

CHANGE IN CONTROL

         Stock options held by the Company's directors and Named Executive Officers under the Company's Stock Option Plans will become fully vested and exercisable following a change in control of the Company. A "change in control" means the occurrence of any of the following events: (i) stockholder approval of a merger or consolidation of the Company with any other corporation resulting in a change in fifty percent (50%) or more of the total voting power of the Company; (ii) stockholder approval of a plan of complete liquidation of the Company of an agreement for the sale or disposition of all or substantially all of the Company's assets; or (iii) any person becomes the beneficial owner of more than fifty percent (50%) of the Company's total outstanding securities.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with P. Scott Munro dated January 22,1998. Pursuant to the terms of the agreement, as amended, Mr. Munro receives a base salary of $450,000 per year and is eligible to receive a bonus of up to $170,000 per year, subject to achievement of certain performance goals. If Mr. Munro is terminated without cause, he will be entitled to receive his base salary for twelve (12) months following his termination. If Mr. Munro's responsibilities are reduced within twelve (12) months following a change in control and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Munro as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

         The Company has also entered into employment agreements with other management personnel as follows: (i) an employment agreement with James W. Dorst dated January 22,1998, pursuant to which Mr. Dorst receives a base salary of $250,000 per year and is eligible to receive a bonus of up to $60,000 per year, subject to achievement of certain performance goals; and (ii) an employment agreement with Robert O'Reilly dated January 22, 1998, pursuant to which Mr. O'Reilly receives a base salary of $200,000 per year and is eligible to receive a bonus of up to $50,000 per year. In addition to the foregoing, pursuant to each of their agreements with the Company, if Mr. Dorst or Mr. O'Reilly is terminated for cause, such person will be entitled to receive his base salary and bonus through the date of his termination. If Mr. Dorst or Mr. O'Reilly is terminated without cause, such person will be entitled to receive his base salary for a period following his termination, twelve (12) months for Mr. Dorst and six (6) months for Mr. O'Reilly. If Mr. Dorst's or Mr. O'Reilly's responsibilities are reduced twelve (12) months following a change in control and such reduction in responsibilities is not for cause, any resignation of employment as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Angelo Guadagno and J. Larry Smart are the members of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The following table sets forth information as to the beneficial ownership of the Capital Stock of the Company as of February 11, 1999, by: (i) each person known to the Company to beneficially own more than five percent (5%) of the Capital Stock of the Company; (ii) each of the Company's directors; (iii) certain of the Company's executive officers; and (iv) all executive officers and directors of the Company as a group.

                                                                             Shares
                                                                          Beneficially
                     Name of Beneficial Owner (1)                           Owned (1)        Percent (2)
 ------------------------------------------------------------------      --------------      -----------
 Astoria Capital Partners, L.P. (3)
        6600 SW 92nd Avenue, Suite 370
        Portland, OR 97223......................................           1,789,747            14.7%
 Robert Fleming, Inc. (4)
        320 Park Avenue, 11th Floor
        New York, NY 10022......................................           1,773,808            13.9%
 Strome Susskind Investment Management, L.P. (5)
        100 Wilshire Blvd., 15th Floor
        Santa Monica, CA 90401..................................           1,194,498             9.6%
 John M. Harkins (6)
        4955 Corporate Drive
        Huntsville, AL 35806....................................           1,101,661             9.3%
 Michael N. Gunnells (7)
        4955 Corporate Drive
        Huntsville, AL 35806....................................           1,086,661             9.2%
 ROI Capital Management, Inc. (8)
        17 E. Sir Francis Drake Blvd., Suite 225
        Larkspur, CA 94939......................................             894,946             7.4%
 Carlton Joseph Mertens II (9) .................................             471,429             4.0%
 P. Scott Munro (10) ...........................................             277,330             2.3%
 James W. Dorst (11) ...........................................              76,336                *
 Robert O'Reilly (12) ..........................................              37,105                *
 Guy M. Lammle..................................................              33,537                *
 J. Larry Smart (13) ...........................................              25,313                *
 K. William Sickler (14) .......................................              23,813                *
 James J. Heffernan (15) .......................................              11,313                *
 Angelo Guadagno (16) ..........................................               3,750                *
 All executive officers and directors as a group
        (10 persons) (17) ......................................             980,738             8.0%
----------

*        Less than one percent (1%).

(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over the shares reported in the table. Includes shares of Common Stock and shares of Series A Preferred Stock on an as-converted basis. Information with respect to beneficial ownership is based upon information obtained from the stockholders and from the Company's transfer agent. To the Company's knowledge, unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to securities. Shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock, upon exercise of stock options exercisable within 60 days of February 11, 1999 or upon exercise of warrants that are currently exercisable or exercisable within 60 days of February 11, 1999 are deemed to be outstanding and to be beneficially owned by the person presently entitled to exercise for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Each share of Series A Preferred Stock is currently convertible at any time into shares of the Common Stock at a conversion ratio of
         1.02684563758 shares of Common Stock for each share of Series A
         Preferred Stock and is entitled to vote, without conversion, together with the Common Stock as a single class on an as-converted basis.

(2) Based on 11,874,200 shares of Common Stock and 1,986,500 shares of Series A Preferred Stock (equivalent to 2,039,828 shares of Common
         Stock on an as-converted basis) outstanding as of February 11, 1999.

(3)      Includes 1,473,690 shares of Common Stock, 207,000 shares of Series A
         Preferred Stock and warrants to purchase 103,500 shares of Common
         Stock. Common Stock ownership information is based on a Schedule 13G/A dated February 11, 1999, filed jointly by Richard W. Koe, Astoria
         Capital Management, Inc. ("Astoria Management") and Astoria Capital
         Partners L.P. ("Astoria Partners") reporting ownership as follows:

                             Shares of Common Stock       Shared Voting and
                               Beneficially Owned         Dispositive Power
                               ------------------         -----------------
         Astoria Partners            1,162,434                    0
         Astoria Management          1,473,690                    0
         Richard W. Koe              1,473,690                    0

         Astoria Partners is an investment limited partnership, whose general partners are Richard W. Koe and Astoria Management. Astoria Management is an investment adviser registered under Section 203 of the Investment
         Advisers Act of 1940. Richard W. Koe is Astoria Management's president and sole shareholder. The shares of Series A Preferred Stock and warrants to purchase shares of Common Stock are owned by Astoria
         Partners.

(4)      Includes 864,000 shares of Common Stock, 533,000 shares of Series A
         Preferred Stock and warrants to purchase 362,500 shares of Common
         Stock. Based on a Schedule 13G dated February 10, 1999 filed by Robert
         Fleming, Inc.

(5)      Based on a Schedule 13G filed February 16, 1999 by Strome Susskind
         Investment Management, L.P. ("SSIM"), includes 603,591 shares of Common
         Stock, 387,012 shares of Series A Preferred Stock and warrants to purchase 193,506 shares of Common Stock held by SSIM and its affiliates, which includes SSCO, Inc. and Mark E. Strome.

(6) Ownership totals are based on a Schedule 13D dated June 5, 1998 filed by Mr. Harkins, as well as shares issued to Mr. Harkins thereafter.

(7) Ownership totals are based on a Schedule 13D dated June 5, 1998 filed by Mr. Gunnells, as well as shares issued to Mr. Gunnells thereafter.

(8)      Based on a Schedule 13G/A dated February 22, 1999 filed by ROI Capital
         Management, Inc. ("ROI"), on behalf of ROI, Mark T. Boyer and Mitchell
         J. Soboleski, includes 650,651 shares of Common Stock, 160,000 shares of Series A Preferred Stock and warrants to purchase 80,000 shares of Common Stock.

(9) Includes 460,000 shares of Common Stock, as reflected on a Schedule 13D dated September 30, 1997 filed by Mr. Mertens. Also includes 11,429 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

(10) Includes 265,468 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.



(11) Includes 57,500 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

(12) Includes 35,000 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

(13) Includes 11,313 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

(14) Includes 23,813 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

(15) Includes 11,313 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

(16) Includes 3,750 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

(17) Includes 439,586 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 11, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

(a)      Transactions with Management and Others

         Not applicable.

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)      1.  Financial Statements

             The financial statements listed below appear on the pages indicated:

                                                                                                Page Number
                                                                                                -----------
Consolidated Balance Sheets, December 31, 1997 and 1998......................................       27

Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998...       28

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997
   and 1998..................................................................................       29

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...       30

Notes to Consolidated Financial Statements...................................................       31

         2.  Financial Statement Schedules

             The financial statement schedules listed below appear on the pages indicated:

                                                                     Page Number
                                                                     -----------
Schedule II--Valuation and Qualifying Accounts and Reserves..........     60

         3.  Exhibits

         See the exhibits listed under Item 14(c) or filed or incorporated by reference herein. Each management contract or compensation plan or arrangement required to be filed has been identified.

(b)      Reports on Forms 8-K

         During the fourth quarter of 1998, the Registrant filed the following Current Report on Form 8-K:

               DATE          ITEM NO.                         EVENT REPORTED
               ----          --------                         --------------
         November 20, 1998      7.     Submission of Financial Statements of REAL Distributor, a
                                       Division of REAL Applications, Ltd., a wholly-owned
                                       subsidiary of El Camino Resources, Ltd. and Pro Forma
                                       Financial Statements of Savoir Technology Group, Inc.

(c)      Exhibits

         The exhibits listed below are filed or incorporated by reference herein.

   Exhibit
   -------

     2.1 Asset Purchase Agreement dated January 2, 1996 between the Company and R&D Hardware Systems Company of Colorado, filed as
                 Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 17, 1996, and incorporated herein by this reference.

   Exhibit
   -------

     2.2 Agreement and Plan of Reorganization dated March 17, 1997 by and among the Company, WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on March 28, 1997, and incorporated herein by this reference.

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

     2.5+# Stock Purchase Agreement dated June 4, 1997 by and among the Company, Star Management Services, Inc., Harvey E. Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 16, 1997, and incorporated herein by this reference.

     2.6+# Third Amendment to Stock Purchase Agreement dated September 30, 1997 by and among the Company, Star Management Services, Inc., Harvey E. Najim and Carlton Joseph Mertens II, filed as Exhibit
                 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 1997, and incorporated herein by this reference.

     2.7 Purchase Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 1997, and incorporated herein by this reference.

     2.8# Asset Purchase Agreement dated November 7, 1996 by and among the Company, Star Technologies, Inc. and the Stockholders of Star Technologies, Inc., filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference.

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

--------------
+ Confidential Treatment was granted by the Commission with respect to certain portions of this exhibit.
# Schedules omitted from this exhibit will be furnished to the Commission upon request.

   Exhibit
   -------

     2.12 Second Amendment to Agreement and Plan of Reorganization dated April 23, 1998, by and among Savoir Technology Group, Inc., STG Acquisition Corp., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, and incorporated herein by this reference.

     2.13 First Amendment to Agreement and Plan of Reorganization dated March 27, 1998, by and among Savoir Technology Group, Inc., STG Acquisition Corp., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed as Exhibit 2.12 to the Company's Registration Statement on Form S-2 filed with the Commission on April 29, 1998 and incorporated herein by this reference.

     2.14* Asset Purchase Agreement by and between Business Partner Solutions, Inc., a subsidiary of Savoir Technology Group, Inc. and REAL Applications Ltd. dated as of September 8, 1998, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 8, 1998 and incorporated herein by this reference.

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

     9.1 Voting Agreement among the Company and certain holders of the Series A Preferred Stock of the Company dated as of December 31, 1998, filed as Annex B to the Company's Definitive Proxy Statement on Schedule 14A dated April 6, 1999, and incorporated herein by this reference.

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

   Exhibit
   -------

     10.5* Solution Provider Agreement by and between Business Partner Solutions, Inc., a subsidiary of Savoir Technology Group, Inc. and REAL Applications Ltd. dated as of September 8, 1998, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 8, 1998 and incorporated herein by this reference.

     10.6 Inventory and Working Capital Financing Agreement dated September 4, 1998 by and among the Company, Business Partners Solutions, Inc. and MCBA Systems, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by this reference.

     10.7 Amendment Number One to Industry Remarketer Affiliate Agreement between the Company and Sirius Company Solutions, Ltd., dated as of December 31, 1998 and filed herewith.

     21.1        List of Subsidiaries.

     23.1        Consent of Independent Accountants

     24.1        Power of Attorney (see page 61).

     27.1        Financial Data Schedule.

(d)      Financial Statement Schedules

         The financial statement schedules listed below appear on the pages indicated:

                                                                     Page Number
                                                                     -----------
Schedule II--Valuation and Qualifying Accounts and Reserves.........      60

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

                                                                     SCHEDULE II

                          SAVOIR TECHNOLOGY GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                            Balance At                                               Balance At
                                            Beginning                                                 End of
                                            of Period    Additions(1)    Other(2)    Deductions(3)     Period
                                            ---------    ------------    --------    -------------     ------
Year ended December 31, 1996:
    Allowance for doubtful accounts...         $380          $120          $250           $339          $411

Year ended December 31, 1997:
    Allowance for doubtful accounts...         $411          $472           $80           $644          $319

Year ended December 31, 1998:
    Allowance for doubtful accounts...         $319          $842           $60           $121        $1,100

----------
(1)      Charged to costs and expenses.
(2)      Reserves related to acquisitions.
(3)      Accounts written off against the reserve.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 31, 1999.

                                  SAVOIR TECHNOLOGY GROUP, INC.


                                  By           /S/ P. SCOTT MUNRO
                                     -------------------------------------------
                                                 P. Scott Munro
                                      President and Chief Executive Officer


                                  By           /S/ JAMES W. DORST
                                     -------------------------------------------
                                                 James W. Dorst
                                             Chief Financial Officer
                                          (Principal Financial Officer)


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


          Signature                             Title                               Date
          ---------                             -----                               ----

     /S/ P. SCOTT MUNRO            Chairman of the Board, President,            March 31, 1999
-----------------------------      Chief Executive Officer and Secretary
       P. Scott Munro              (Principal Executive Officer)


     /S/ JAMES W. DORST            Chief Financial Officer                      March 31, 1999
-----------------------------      (Principal Financial Officer)
       James W. Dorst


     /S/ DENNIS J. POLK            Chief Accounting Officer                     March 31, 1999
-----------------------------      (Principal Accounting Officer)
       Dennis J. Polk


/S/ CARLTON JOSEPH MERTENS II      Chief Executive Officer and                  March 31, 1999
-----------------------------      President of the Company's
  Carlton Joseph Mertens II        Subsidiary, Business Partner
                                   Solutions, Inc., and Director



          Signature                             Title                               Date
          ---------                             -----                               ----

     /S/ ANGELO GUADAGNO           Director
-----------------------------
       Angelo Guadagno                                                          March 31, 1999


   /S/ JAMES J. HEFFERNAN          Director
-----------------------------
     James J. Heffernan                                                         March 31, 1999


                                   Director
-----------------------------
        Guy M. Lammle                                                           March   , 1999


   /S/ K. WILLIAM SICKLER          Director
-----------------------------
     K. William Sickler                                                         March 31, 1999


                                   Director
-----------------------------
       J. Larry Smart                                                           March   , 1999