Form 10-Q
period 1999-03-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1999-05-17
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No.  0-11560
                    ---------

                          SAVOIR TECHNOLOGY GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                94-2414428
             ------------                            --------------
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

                               YES |X|   NO |_|

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding At May 6, 1999
                   -----                      --------------------------

        Common Stock $0.01 par value                  12,180,755

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Operations for the Three Months Ended
           March 31, 1999 and 1998

        Consolidated Balance Sheets at March 31, 1999 and December 31, 1998

        Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 1999 and 1998

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits


         When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors That May Affect Future Results" on page 12. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                     ------------------------------
                                                          1999            1998
                                                     --------------  --------------

Net sales                                            $      168,569  $      100,504
Cost of goods sold                                          149,476          87,443
                                                     --------------  --------------

   Gross profit                                              19,093          13,061
                                                     --------------  --------------

Selling, general and administrative expenses                 13,627           9,226
                                                     --------------  --------------

   Operating income                                           5,466           3,835

Interest expense                                                738           1,709
                                                     --------------  --------------
Income before income taxes                                    4,728           2,126

Provision for income taxes                                    2,317           1,033
                                                     --------------  --------------

Net income                                           $        2,411  $        1,093
                                                     ==============  ==============
Net income per share:

   Basic                                             $         0.18  $         0.12
                                                     ==============  ==============

   Diluted                                           $         0.17  $         0.11
                                                     ==============  ==============

Number of shares used in per share calculations:

   Basic                                                     11,344           5,448
                                                     ==============  ==============

   Diluted                                                   14,141           6,167
                                                     ==============  ==============


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               March 31,        December 31,
                        ASSETS                                   1999               1998
                                                            ---------------   --------------
                                                                (Unaudited)
Current Assets:
  Cash                                                      $        8,252    $        5,820
  Trade accounts receivable, net of allowance for doubtful
    accounts of $905 at March 31, 1999 and $1,100 at
    December 31, 1998                                              119,148           156,953
  Inventories                                                       40,463            38,913
  Other current assets                                              19,007            16,017
                                                            --------------    --------------
      Total current assets                                         186,870           217,703
Property and equipment, net                                          6,010             5,526
Excess of cost over acquired net assets and other
  intangibles, net                                                  96,896            83,810
Other assets                                                         1,917             1,863
                                                            --------------    --------------
                                                            $      291,693    $      308,902
                                                            ==============    ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                             $       36,629    $       21,240
  Current portion of long-term debt                                  1,022             1,020
  Accounts payable                                                 131,583           171,021
  Accrued expenses and other current liabilities                    13,394            20,967
                                                            --------------    --------------
      Total current liabilities                                    182,628           214,248
Long-term debt, less current portion                                 1,053             1,087
Commitments and contingencies                                           --                --
Stockholders' Equity:
  Preferred Stock, $0.01 par value, 10,000,000 shares authorized issued and outstanding:  1,986,500 shares Series A at
     March 31, 1999 and December 31, 1998 and 10 shares of
     Series B at March 31, 1999 and December 31, 1998;
     liquidation preference of $18,996 at March 31, 1999 and
     December 31, 1998                                                  20                20
  Common Stock, $0.01 par value, 25,000,000 shares authorized;
     issued and outstanding:  11,877,315 shares at March 31,
     1999 and 10,698,010 shares at December 31, 1998                   119               107
     Additional paid-in capital                                    104,290            91,810
     Retained earnings                                               3,583             1,630
                                                            --------------    --------------
        Total stockholders' equity                                 108,012            93,567
                                                            --------------    --------------
                                                            $      291,693    $      308,902
                                                            ==============    ==============


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                   ----------------------------
                                                                       1999            1998
                                                                   ------------    ------------
Cash flows from operating activities:
 Net income                                                        $      2,411    $      1,093
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                          2,021           1,201
   Accretion on long-term debt obligations                                   --             526
   Provision for doubtful accounts receivable                               175             130
   Gain on sale of fixed assets                                              (4)             --
   Deferred taxes                                                          (147)             --
 Changes in assets and liabilities:
   Accounts receivable                                                   37,630          12,609
   Inventories                                                           (1,550)            (23)
   Other current assets                                                  (2,843)         (5,904)
   Accounts payable                                                     (39,438)        (18,123)
   Accrued expenses and other current liabilities                        (7,573)         (1,181)
                                                                   ------------    ------------
     Net cash used in operating activities                               (9,318)         (9,672)
                                                                   ------------    ------------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                                          10              --
 Acquisition of businesses, net of cash acquired                         (2,750)             --
 Acquisition of other assets                                               (199)            (45)
 Acquisition of property and equipment                                     (952)           (248)
                                                                   ------------    ------------
     Net cash used in investing activities                               (3,891)           (293)
                                                                   ------------    ------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                    140,160          69,351
 Payments on short-term borrowings                                     (124,769)        (55,862)
 Payments on debt obligations                                               (34)         (2,958)
 Payment of cash dividend on preferred stock                                (40)             --
 Proceeds from exercise of stock options and warrants                        25             247
 Proceeds from employee stock purchase plan                                 299             125
                                                                   ------------    ------------
     Net cash provided by financing activities                           15,641          10,903
                                                                   ------------    ------------
Net increase in cash                                                      2,432             938
Cash--beginning of period                                                 5,820           2,919
                                                                   ------------    ------------
Cash--end of period                                                $      8,252    $      3,857
                                                                   ============    ============


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Savoir Technology Group, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1998.

Note 2: The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "DISCLOSURES AND SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

           The Company has two operating segments: the Mid-Range Systems Division ("MRS") and the Computer and Peripherals Group ("CPG"). Products distributed by MRS includes mid-range servers that run on UNIX, OS/400 and NT operating systems, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. Through CPG, the Company offers its customers value-added systems integration services up to, and including, installation (e.g., "turnkey" systems assembly of departmental servers, workstations, hardware and software "bundling" and light manufacturing). The accounting policies of the segments are the same. Although management measures the profitability of its business through the results of these two segments, the Company's segments have similar economic characteristics and, as such, the results of operations have been aggregated and separate disclosure is not presented.

           Foreign sales for the three months ended March 31, 1999 and 1998 were approximately $1,384,000 and $1,414,000, respectively.

           During the three months ended March 31, 1999 and 1998, approximately 80% and 75%, respectively, of our net sales were generated from the sale of IBM products.

           One customer accounted for approximately 15% and 20% of the Company's net sales in the three months ended March 31, 1999 and 1998, respectively, no other single customer accounted for more than 10% of the Company's net sales.

Note 3: The Company has an inventory and working capital financing agreement (the "IBMCC Credit Facility") with IBM Credit Corporation (IBMCC), an affiliate of International Business Machines Corporation ("IBM"), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000.

           The IBMCC Credit Facility is renewable in September 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was not in compliance with the current ratio covenant at March 31, 1999. IBMCC granted a waiver as of March 31, 1999 for this specific violation. Cash advances under the IBMCC Credit Facility were $21,619,000 at March 31, 1999. Cash advances bear interest at prime (7.75% at March 31, 1999) plus 1.875%. Based on eligible assets, as of March 31, 1999, the Company had borrowings available of approximately $13,553,000.

Note 4: Revenue Recognition and Accounts Receivable: The Company records revenue, net of allowances for estimated returns, at the time of product shipment. To reduce credit risk, the Company performs ongoing credit evaluations and has credit insurance.

Note 5: Inventories, consisting primarily of purchased product held for resale, are stated at the lower of cost (average) or net realizable value.

Note 6: Supplemental Cash Flow Information: Cash paid for interest in the three-month periods ended March 31, 1999 and 1998 was $867,000 and $1,186,000, respectively. Cash paid for income taxes during the three-month periods ended March 31, 1999 and 1998 was $1,673,000 and $305,000, respectively.

Note 7: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                     For the Three Months
                                                        Ended March 31,
                                                -----------------------------
                                                     1999            1998
                                                -------------   -------------

Numerator--basic and diluted EPS
      Income                                    $       2,411   $       1,093
      Less:  Preferred Stock dividends                   (380)           (437)
                                                -------------   -------------

      Net income--basic                                 2,031             656
      Plus: impact of assumed preferred conversion        380              --

      Net income--diluted                       $       2,411   $         656
                                                =============   =============

Denominator--basic EPS
      Weighted average shares outstanding              11,344           5,448
                                                =============   =============

      Basic earnings per share                  $        0.18   $        0.12
                                                =============   =============

Denominator--diluted EPS
      Denominator--basic EPS                           11,344           5,448
      Effect of dilutive securities:
      Common Stock options and warrants                   759             719
      Preferred Stock                                   2,038              --
                                                -------------   -------------
                                                       14,141           6,167
                                                =============   =============

      Diluted earnings per share                $        0.17   $        0.11
                                                =============   =============

           Options to purchase 646,429 and 240,000 shares of Common Stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the calculation of net income per share because the options' exercise price was greater than the average market price of the Common Stock.

           At March 31, 1998, 2,242,500 shares of convertible Preferred Stock were outstanding, but not included in the calculation of diluted net income per share as their effect was anti-dilutive.

Note 8:    On January 4, 1999, the Company acquired certain assets of
           Infinite Solutions, Inc. ("Infinite") for $2,750,000 in cash and 88,560 shares of the Company's Common Stock (valued at $8.47 per share). The acquisition has been accounted for as a purchase with the result that Infinite's operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $3,600,000 of goodwill and other intangible assets.

           Infinite is an Atlanta, Georgia based specialty distributor and integrator of computer systems and software. For the year ended December 31, 1998, Infinite had unaudited revenues of approximately $19,000,000.

Note 9: At a special shareholders' meeting held on April 6, 1999, the Company's stockholders' approved the amendment of certain provisions of its Series A Preferred Stock. Included in the adopted changes was the elimination of the special dividend provision, which potentially occurred on an annual basis dependent on the average stock price of the Company's Common Stock falling below a predetermined amount. Also included in the adopted changes was the lowering of the conversion price of the Preferred Stock from $9.31 to $8.00 per share.

Note 10: On April 27, 1999, the Company completed the purchase of Enlaces, an IBM distributor company headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of the Company's Common Stock (valued at $8.49 per share). The agreement between the Company and Enlaces contains an earnout provision which allows Enlaces to earn up to an additional $8,000,000, $5,000,000 of which is guaranteed.

           Enlaces consists of a group of companies that sell IBM AS/400 and RS/6000 midrange products and services, and includes Enlaces Computacionales and Enlaces y Asociados. It also includes Instituto de Educacion Avanzada, which is an IBM authorized training center and provides sales, technical support and administrative services. For the year ended December 31, 1998, Enlaces had translated unaudited revenues of approximately $17,000,000.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

RECENT EVENTS

      On January 4, 1999, we acquired certain assets of Infinite for $2,750,000 in cash and 88,560 shares of our Common Stock (valued at $8.47 per share). The acquisition has been accounted for as a purchase with the result that Infinite's operations are included in our financial statements from the date of purchase. In connection with the acquisition, we recorded approximately $3,600,000 of goodwill and other intangible assets.

      Infinite is an Atlanta, Georgia based specialty distributor and integrator of computer systems and software. For the year ended December 31, 1998, Infinite had unaudited revenues of approximately $19,000,000.

      At a special shareholders' meeting held on April 6, 1999, our stockholders approved the amendment of certain provisions of its Series A Preferred Stock. Included in the adopted changes was the elimination of the special dividend provision, which potentially occurred on an annual basis dependent on the average stock price of our Common Stock falling below a pre-determined amount. Also included in the adopted changes was the lowering of the conversion price of the Preferred Stock from $9.31 to $8.00 per share.

     On April 27, 1999, we completed the purchase of Enlaces, an IBM distributor headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of our Common Stock (valued at $8.49 per share). The agreement between Enlaces and us contains an earnout provision which allows Enlaces to earn up to an additional $8,000,000, $5,000,000 of which is guaranteed.

     Enlaces consists of a group of companies that sell IBM AS/400 and RS/6000 midrange products and services, and includes Enlaces Computacionales and Enlaces y Asociados. It also includes Instituto de Educacion Avanzada, which is an IBM authorized training center and provides sales, technical support and administrative services. For the year ended December 31, 1998, Enlaces had translated unaudited revenues of approximately $17,000,000.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales for the three months ended March 31, 1999 of $168,569,000 were 68% higher than the net sales of $100,504,000 for the corresponding period in 1998. Sales increased due to the continued expansion of our computer systems distribution group, particularly through the acquisitions of MCBA Systems, Inc. ("MCBA") and UniDirect Corporation ("UDC") in the second quarter of 1998, the distribution segment of REAL Applications, Ltd. ("REAL") in the third quarter of 1998 and Infinite in the first quarter of 1999. MCBA, UDC, REAL and Infinite accounted for approximately $32,800,000 of net sales in the quarter ended March 31, 1999. Sales also increased due to the opening of a sales office in Canada in the second quarter of 1998, the recruitment of new customers, hiring of additional sales representatives, increased integration orders and higher storage product sales as well as general market demand for computer systems.

      During the quarter ended March 31, 1999, sales to Sirius Computer Solutions, Ltd. ("Sirius") accounted for approximately 15% of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between us and our Sirius dated September 30, 1997 (the "Sirius Agreement"), pursuant to which we appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales for the remainder of 1999 as it represented in the first quarter of 1999. The Sirius Agreement expires on December 31, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of our relationship with Sirius or a reduction in purchases from us by Sirius could have a material adverse effect upon our business, financial condition and results of operations.

      Cost of sales includes purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit increased 46% to $19,093,000 in the quarter ended March 31, 1999 from $13,061,000 in the quarter ended March 31, 1998. As a percentage of net sales, gross profit decreased to 11.3% for the three months ended March 31, 1999 from 13.0% for the corresponding period in 1998. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which we extend volume discounts to customers and the historically lower gross profit percentages of MCBA and REAL.

      Selling, general and administrative expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including our information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses and provision for bad debt losses. Selling, general and administrative expenses increased 48% to $13,627,000 in the three months ended March 31, 1999 from $9,226,000 in the same period a year ago due to the acquisitions of MCBA, UDC, REAL and Infinite, necessary increases in personnel costs, higher depreciation costs incurred as a result of additions to our infrastructure, costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 8.1% for the three months ended March 31, 1999, compared to 9.2% for the same period in 1998. The decrease is primarily a result of increased operating leverage due to the higher sales volumes and continued emphasis on expense control.

      Interest expense decreased 57% in the three months ended March 31, 1999 versus the same period in 1998 due to the payment of debt associated with the purchase of Star Management Services, Inc. ("SMS") in the second quarter in 1998. In addition, interest expense was higher in the three months ended March 31, 1998 due to the amortization of discount for warrants issued in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. During the first quarter of 1998, the warrants were revalued at $2,721,000. We recorded approximately $232,000 in interest expense for the discount on the warrants during the three months ended March 31, 1998. We will not incur an additional expense resulting from the warrants as the unamortized value was expensed as a result of our public offering and subsequent payoff of the debt underlying the warrants in the second quarter of 1998.

      Our effective tax rate is 49% versus the statutory rate of 34% due primarily to non-deductible goodwill, other intangibles and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used for operating activities during the three months ended March 31, 1999 totaled $9,318,000 compared to $9,672,000 for the three months ended March 31, 1998. Net cash from operating activities was reduced by the decrease in accounts payable of $39,438,000, which was due to a decrease in sequential quarter inventory purchases, as well as a decrease in accrued expenses and other current liabilities of $7,573,000. This was partially offset by a decrease in accounts receivable of $37,630,000, which was the result of lower sequential quarter sales and a significant amount of sales occurring in the last three weeks of the previous quarter.

      Net cash used in investing activities during the three months ended March 31, 1999 was $3,891,000 compared to net cash used in investing activities of $293,000 during the three months ended March 31, 1998. Investing activities in the three months ended March 31, 1999 consisted of the acquisition of Infinite and continuing leasehold and computer hardware and software investments made at our headquarters, sales office and warehouse and integration center sites.

      Net cash provided by financing activities during the three months ended March 31, 1999 was $15,641,000 compared to $10,903,000 provided during the three months ended March 31, 1998. Financing activities in the three months ended March 31, 1999 consisted of net borrowings under the IBMCC Credit Facility, which were used for general working capital purposes.

      Under the IBMCC Credit Facility, the Company's purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by us based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. The IBMCC Credit Facility is renewable in September 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all our assets.
We were not in compliance with the current ratio covenant at March 31, 1999. IBMCC granted a waiver as of March 31, 1999 for this specific violation. Cash advances under the IBMCC Credit Facility were $21,619,000 at March 31, 1999. Cash advances bear interest at prime (7.75% at March 31, 1999) plus 1.875%. Based on eligible assets, as of March 31, 1999, we had borrowings available of approximately $13,553,000.

      We have required substantial working capital to finance accounts receivable, inventories and capital expenditures and have financed our working capital requirements, capital expenditures and acquisitions primarily through bank borrowings, cash generated from operations and sales of Common Stock and Preferred Stock Units. We believe that our existing cash and available bank borrowings are sufficient to fund our operations through the end of 1999. We are actively considering other alternatives for raising additional cash including public equity, private equity, or appropriate alternative debt financing. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at sufficient levels.

YEAR 2000 COMPLIANCE ISSUES

GENERAL

      We are in the process of conducting a Year 2000 compliance audit. As part of the audit process, we are developing and implementing company-wide Year
2000 repairs and upgrades to computer systems and hardware. The audit addresses a broad range of issues affecting us as a result of the programming code in existing computer, and computer related, systems as the year 2000 approaches. The Year 2000 problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risks for us from problems in our own computer and embedded systems and from third parties with whom we deal on financial and other transactions. Failure of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct our business. Our Year 2000 project is being headed up by our Vice President of Information Technology, who reports directly to the Chief Financial Officer.

INTERNAL SYSTEMS

      Our business software system includes an enterprise-wide solution which was upgraded to the most recent version in fiscal 1998, which we believe to be Year 2000 compliant. This system handles our most critical functions, including, finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking. Certain of our offices are not yet fully integrated into our enterprise-wide business software system. It is expected that our newly acquired offices in Atlanta, Georgia, Huntsville, Alabama and Canada will be integrated over the next three months. The hardware upgrade for the enterprise-wide solution was completed in April 1999. Since our most critical functions are run on the enterprise-wide business software system, any Year 2000 problems at the hardware or software level could have a material adverse effect on us. If the system failed to work on January 1, 2000, it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers.

      We are inventorying and analyzing our remaining centralized computer and embedded systems, as well as our WAN Data services, WAN hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues and we will take appropriate corrective action based on the results of such analysis. We currently expect to substantially complete remediation and validation of our internal systems, as well as to develop contingency plans, by the third quarter of 1999.

THIRD PARTY SUPPLIERS AND VENDORS

      We are currently in the process of contacting our critical suppliers, manufactures, distributors and other vendors to determine if their operations and the projects and services that they provide to us are Year 2000 compliant. Our largest supplier of product is IBM, with approximately 80% of our revenue derived from sales of IBM products. As a result, we will devote substantial effort in working with IBM to address any potential Year 2000 problems supplied by IBM. Absent written assurances of Year 2000 compliance by such third parties, we will assume that such third parties will not be Year 2000 compliant and we will attempt to reduce our risks with respect to the failure of such third parties to be Year 2000 compliant by developing contingency plans. However, there can be no assurance that in all instances contingency plans can be adopted or that they will adequately serve the needs of our customers and other constituents.

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

YEAR 2000 COSTS

      The total cost associated with the Year 2000 audit and required modifications to become Year 2000 compliant is not expected to be material to our financial position based on preliminary assessments resulting from the early phases of the Project. The estimated total cost of the Project is approximately $1,500,000, $600,000 of which has already been spent to upgrade some non-Year 2000 compliant software and systems. It is possible that as we continue our audit and detect problems that are not currently known to us, additional costs may be incurred, which could be substantial.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risk Factors

      WE ARE DEPENDENT UPON IBM AS OUR PRINCIPAL VENDOR

      Our business, financial condition and results of operations are highly dependent upon our relationship with International Business Machines Corporation ("IBM") and upon the continued market acceptance of IBM commercial mid-range servers, storage products and other peripheral equipment. During the year ended

December 31, 1998 and the quarter ended March 31, 1999, approximately 80%, of our net sales were generated from the sale of IBM products, and we expect the percentage to be consistent in 1999. Our agreement with IBM is non-exclusive and may be unilaterally modified by IBM upon 30 days' written notice, renews automatically but may be terminated by IBM upon written notice given not less than 90 days prior to the renewal date January 1, 2001, provides no franchise rights and may not be assigned by us. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. As part of our business strategy, and in order to maintain most favorable volume discount status with IBM, we have recently completed several acquisitions and we are actively engaged in an ongoing search for additional acquisitions. We are also seeking to make minority equity investments in potential large customers for similar purposes. However, we cannot assure you that we will be successful in completing any future acquisitions or in making any equity investments. If we are unable to complete other acquisitions or make equity investments, or are otherwise unable to increase our sales volume through internal growth, we could lose our most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on our relationship with IBM and on our business, financial condition and results of operations. The occurrence of any of the following events could have a material adverse effect upon our business, financial condition and results of operations:

      o any disruption, change or termination in our relationship with IBM or in the manner in which IBM distributes its products;

      o the failure of IBM to develop new products which are accepted by our customers;

      o our failure to continue to achieve sufficient sales volumes of certain IBM products or to maintain the required infrastructure, in each case as required to maintain most favorable volume discount status; and

      o    the addition of other wholesale distributors by IBM.

      We receive market development funds from IBM. These market development funds directly affect our gross profit as we typically use them to offset a portion of our sales and marketing expenses. Any change in the availability of these market development funds would have a material adverse effect on our business, financial condition and results of operations.

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

      o    a downturn in the market for commercial mid-range servers; and

      o    order cancellations or rescheduling.

In addition, historically a substantial portion of our net sales has been made in the last few days of a quarter. Our quarterly operating results are therefore difficult to predict and delays in the closing of sales near the end of a quarter could cause quarterly net sales to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Thus, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of our future performance. Our future operating results are expected to fluctuate as a result of these and other factors, which could have a material adverse effect on our business, financial condition and results of operations and on the price of our common stock. It is possible that in future periods our operating results may be below the expectations of securities analysts and investors. If this happens, it is likely that the market price of our common stock would be materially and adversely affected.

      WE FACE SUBSTANTIAL COMPETITION

      The markets in which we operate are highly competitive. Competition is based primarily on:

      o    product availability;

      o    price;

      o    credit availability;

      o    speed of delivery;

      o    ability to tailor specific solutions to customer needs; and

      o breadth and depth of product lines and services, technical expertise and pre-sale and post-sale service and support.

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

      SIRIUS COMPUTER SOLUTIONS, LTD. ACCOUNTS FOR 15% OF OUR NET SALES

      During the year ended December 31, 1998 and the quarter ended March 31, 1999, sales to Sirius Computer Solutions, Ltd. accounted for approximately 18% and 15%, respectively, of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between Savoir and Sirius dated as of September 30, 1997, under which we appointed Sirius as one of our industry remarketer affiliates for IBM products. This agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of this agreement and to account for approximately the same percentage of our net sales in 1999 as it represented in 1998. The agreement with Sirius expires on December 31, 2000, but may be terminated earlier upon the happening of specified events. This agreement may not be unilaterally terminated by either Savoir or Sirius. Any disruption, change or termination of our relationship with Sirius or a reduction in Sirius's purchases from us could have a material adverse effect upon our business, financial condition and results of operations.

      INTEGRATION OF ACQUIRED COMPANIES AND OUR BUSINESS MAY NOT BE SUCCESSFUL

      Since December 1994, we have completed twelve acquisitions. The combination of our business and acquired businesses requires, among other things:

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

      WE ARE DEPENDENT ON KEY PERSONNEL

      Our future success depends in part on the continued service of our key management and technical, sales and marketing personnel and our ability to identify and hire additional personnel. Competition for qualified management and technical, sales and marketing personnel is intense and we cannot assure you that we can retain and recruit adequate personnel to operate our business. Our success is largely dependent on the skills, experience and efforts of our key personnel, particularly P. Scott Munro, Chairman of the Board, President, Chief Executive Officer and Secretary, and Carlton Joseph Mertens, II, Chief Executive Officer and President of our subsidiary, Business Partner Solutions, Inc., each of whom has entered into an employment agreement with us. The loss of either of these individuals or other key personnel could have a material adverse effect on our business, financial condition and results of operations. We maintain life insurance on Mr. Munro and Mr. Mertens in the amounts of $7.9 million and $10.0 million, respectively.

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

      We have primarily funded our working capital requirements through a $125 million Inventory and Working Capital Agreement with IBM Credit Corporation. Borrowings under this credit facility are collateralized by substantially all of our assets, including accounts receivable, inventories and equipment. This credit facility provides that the outstanding interest-bearing cash advance balance is subject to interest at the annual rate of prime plus 1.875% (9.625% at March 31, 1999) and is renewable in September 2000. IBM Credit Corporation may terminate this credit facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as that term is defined in the documentation for the credit facility). In the event of termination, the outstanding borrowings under the credit facility become immediately due and payable. The termination of this credit facility and our subsequent inability to secure a replacement credit facility on terms and conditions no less favorable than those contained in our present credit facility would have a material adverse effect on our business, financial condition and results of operations.

      OUR PRESENT CREDIT FACILITY LIMITS OUR ABILITY TO INCUR ADDITIONAL INDEBTEDNESS

      The terms of our credit facility with IBM Credit Corporation require that we obtain the consent of IBM Credit Corporation prior to incurring some types of additional indebtedness, including any additional senior or subordinated debt. We may incur additional indebtedness without IBM's consent through capital leases and general business commitments if the terms are commercially reasonable and consistent with our prior business practices. Our present credit facility and our anticipated cash flows may not provide funding sufficient to achieve the growth contemplated by our business plan. We may therefore need to obtain the consent of IBM Credit Corporation to incur additional indebtedness. While we have no reason to believe that IBM will not so consent, we cannot assure you that IBM Credit Corporation will give its consent. Failure to obtain IBM's consent or to obtain an alternate credit facility could have a material adverse effect on our business, financial condition and results of operations.

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

      OUR BUSINESS HAS LOW PROFIT MARGINS

      As a result of price competition, we have low gross profit and operating income margins. These low margins magnify the impact on operating results of variations in net sales and operating costs. We have partially offset the effects of our low gross profit margins by increasing net sales, availing ourself of large volume purchase discount opportunities and reducing selling, general and administrative expenses as a percentage of net sales. However, we cannot assure you that we will maintain or increase net sales, continue to avail ourselves of large volume purchase discount opportunities or further reduce selling, general and administrative expenses as a percentage of net sales. Future gross profit margins may be materially and adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures.

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

      WE EXTEND CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL

      We sell products to a broad geographic and demographic base of customers and offer unsecured credit terms to our customers. Sirius accounted for approximately 20% of our outstanding accounts receivable at March 31, 1999. No other single customer accounted for more than 10% of our outstanding accounts receivable at March 31, 1999. To reduce our credit risk, we perform ongoing credit evaluations of our customers, maintain an allowance for doubtful accounts and have credit insurance. Historically, we have not experienced losses from write-offs in excess of established reserves. Should our customers increase the rate at which they default on payments due to us, and should we be unable to collect our accounts receivable at a rate consistent with our present experience, it could have a material adverse effect on our business, financial condition and results of operations.

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

      OUR PLANNED INTERNATIONAL EXPANSION MAY NOT BE SUCCESSFUL

      One of the elements of our business strategy is to expand internationally. We have recently begun to distribute IBM's AS/400 products in Canada. We cannot assure you that we will be able to expand our international business successfully. Risks inherent in doing business on an international level include:

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

      WE ARE SUBJECT TO YEAR 2000 UNCERTAINTIES

      Many presently-installed computer systems and software products are coded to accept only two-digit entries in the date code year field. This date code field will need to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize date information could generate erroneous data or cause a system to fail. We are in the process of conducting a Year 2000 compliance audit. The Year 2000 issue creates risks for us from problems in our own computer and embedded systems and from third parties, such as vendors and customers, with whom we deal on financial and other transactions. Failure of our and/or third parties' computer systems could have a material adverse effect upon our ability to conduct our business.

      We believe that our enterprise-wide business software system, which handles our most critical functions, including finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking, is not subject to the Year 2000 problem. If the system as a whole fails to work on January 1, 2000 it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers. We are presently also inventorying and analyzing our remaining centralized computer and embedded systems, as well as our network data services, network hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues. We currently expect to complete substantially the remediation and validation of our internal systems, as well as to develop contingency plans, by the third quarter of 1999.

      As part of our Year 2000 audit, we are contacting our critical suppliers, manufacturers, distributors and other vendors to determine if their operations and the products and services that they provide to us are Year 2000 compliant. However, we cannot assure you that we will identify all Year 2000 problems in the products or computer systems of our vendors in advance of their occurrence or that our vendors will be able to successfully rectify any problems that are discovered. Absent written assurances of Year 2000 compliance by these third parties, we will assume non-compliance and will attempt to mitigate our risks with respect to these third parties by developing contingency plans. However, we cannot assure you that we can implement contingency plans in all instances or that our contingency plans will adequately serve the needs of our customers and other constituents.

      The estimated total cash expenditures required for the Year 2000 project are approximately $1,500,000 million, although it is possible that as we continue our audit and detect problems that are not currently known to us, additional expenditures may be incurred, which could be substantial. The total expense associated with our Year 2000 audit and required modifications to become Year 2000 compliant is not presently expected to be material to our business, financial condition and results of operations.

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

      o    our general financial condition; and

      o    general business conditions.

Further, our ability to pay cash dividends is currently restricted by the terms of our credit facility with IBM Credit Corporation and the terms of the agreement by which we acquired Business Partner Solutions. The terms of future credit facilities or other agreements may also contain similar restrictions. In addition, our Certificate of Designation with respect to the Series A Preferred Stock prohibits the payment of dividends on our common stock unless and until dividends are paid on the Series A Preferred Stock in accordance with its terms.

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

      OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY

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


Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
           ---------------------------------------------------------

           Not applicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.
           -----------------

           None.

Item 2.    Changes in Securities and Use of Proceeds.
           -----------------------------------------

           On January 4, 1999, the Company acquired certain assets of Infinite Solutions, Inc. for $2,750,000 in cash and 88,560 shares of the Company's Common Stock valued at $8.47 per share. The transaction was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 3.    Defaults Upon Senior Securities.
           -------------------------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

           None.

Item 5.    Other Information.
           -----------------

           Advance Notice Provision
           ------------------------

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

           B.   Reports on Form 8-K.
                -------------------

                No reports on Form 8-K, or amendments to previously filed reports on Form 8-K, were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Registrant:

                                       SAVOIR TECHNOLOGY GROUP, INC.



Dated:  May 14, 1999                   By            /s/ P. Scott Munro
                                          -------------------------------------
                                                       P. Scott Munro
                                                 Chief Executive Officer



Dated:  May 14, 1999                   By            /s/ James W. Dorst
                                          -------------------------------------
                                                       James W. Dorst
                                                  Chief Financial Officer



Dated:  May 14, 1999                   By            /s/ Dennis J. Polk
                                          -------------------------------------
                                                       Dennis J. Polk
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS


  Exhibit
  -------

   3(i) Restated Certificate of Incorporation of Savoir Technology Group, Inc., a Delaware corporation, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K dated July 23, 1998, filed on August 14, 1997 and incorporated herein by this reference.

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

  Exhibit
  -------

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