Form 10-Q
period 1999-06-30
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1999-08-10
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.    0-11560

                          SAVOIR TECHNOLOGY GROUP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-2414428
           ---------------                            ---------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)


                      254 E. HACIENDA AVENUE, CAMPBELL, CA
                    ----------------------------------------
                    (Address of principal executive offices)

                                      95008
                                     --------
                                   (Zip Code)

                                 (408) 379-0177
                               -------------------
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                                      ------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                               YES |X|   NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT JULY 31, 1999
                -----                       ----------------------------
    Common Stock $0.01 par value                     12,927,127

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION                                             3

Item 1.  Financial Statements                                              3

  Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 1999 and 1998                                      3

  Consolidated Balance Sheets at June 30, 1999 and December 31, 1998       4

  Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1999 and 1998                                            5

  Notes to Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        23


PART II - OTHER INFORMATION                                               24

Item 1.  Legal Proceedings                                                24

Item 2.  Changes in Securities and Use of Proceeds                        24

Item 3.  Defaults Upon Senior Securities                                  24

Item 4.  Submission of Matters to a Vote of Security Holders              24

Item 5.  Other Information                                                25

Item 6.  Exhibits and Reports on Form 8-K                                 25

Signatures                                                                26

Index to Exhibits                                                         27


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

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (Unaudited)

                                                               For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                        ----------------------------------   -------------------------------
                                                             1999               1998              1999              1998
                                                        ---------------   ----------------   --------------    -------------

Net sales                                               $       201,687   $       122,920    $      370,256    $     223,424
Cost of goods sold                                              179,282           108,031           328,758          195,474
                                                        ---------------   ---------------    --------------    -------------
   Gross profit                                                  22,405            14,889            41,498           27,950
                                                        ---------------   ---------------    --------------    -------------
 Gross profit as % of sales                                      11.11%            12.11%            11.21%           12.51%

Selling, general and administrative expenses                     15,446            10,627            29,073           19,853
                                                        ---------------   ---------------    --------------    -------------
   Operating income                                               6,959             4,262            12,425            8,097

Interest expense                                                    774               963             1,512            2,672
                                                        ---------------   ---------------    --------------    -------------
Income before income taxes and extraordinary item                 6,185             3,299            10,913            5,425

Provision for income taxes                                        3,013             1,618             5,330            2,651
                                                        ---------------   ---------------    --------------    -------------
  Income before extraordinary item                                3,172             1,681             5,583            2,774

Extraordinary item, net of tax effect                                --            (2,338)               --           (2,338)
                                                        ---------------   ---------------    --------------    -------------

Net income (loss)                                       $         3,172   $          (657)   $        5,583    $         436
                                                        ===============   ===============    ==============    =============

Net income (loss) per share:
  Income before extraordinary item - basic              $          0.23   $          0.16    $         0.41    $        0.28

  Extraordinary item, net of tax effect                              --             (0.30)               --            (0.34)
                                                        ---------------   ---------------    --------------    -------------

  Net income (loss) - basic                             $          0.23   $         (0.14)   $         0.41    $       (0.06)
                                                        ===============   ===============    ==============    =============

  Income before extraordinary item - diluted            $          0.21   $          0.16   $          0.38    $        0.28

  Extraordinary item, net of tax effect                              --             (0.22)               --            (0.24)
                                                        ---------------   ---------------    --------------    -------------

  Net income (loss) - diluted                           $          0.21   $         (0.06)   $         0.38    $        0.04
                                                        ===============   ===============    ==============    =============

Number of shares used in per share calculations:

  Basic                                                          12,479             7,986            11,926            6,884
                                                        ===============   ===============    ==============    =============

  Diluted                                                        15,359            10,747            14,845            9,738
                                                        ===============   ===============    ==============    =============



                     The accompanying notes are an integral
                 part of these consolidated financial statements


                                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS

                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             June 30,              December 31,
                               ASSETS                                          1999                    1998
                                                                        -------------------    -------------------

                                                                                (Unaudited)
Current Assets:
 Cash                                                                   $            7,007     $             5,820

 Trade accounts receivable, net of allowance for doubtful
    accounts of $997 at June 30, 1999 and $1,100 at
    December 31, 1998                                                              131,624                 156,953
 Inventories                                                                        33,727                  38,913
 Other current assets                                                               25,966                  16,017
                                                                        ------------------     -------------------
       Total current assets                                                        198,324                 217,703


Property and equipment, net                                                          7,947                   5,526
Excess of cost over acquired net assets and other
  intangibles, net                                                                 107,134                  83,810
Other assets                                                                         2,267                   1,863
                                                                        ------------------     -------------------
                                                                        $          315,672     $           308,902
                                                                        ==================     ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable                                                          $           20,012     $            21,240
 Current portion of long-term debt                                                   2,933                   1,020
 Accounts payable                                                                  151,748                 171,021
 Accrued expenses and other current liabilities                                     21,899                  20,967
                                                                        ------------------     -------------------
       Total current liabilities                                                   196,592                 214,248


Long-term debt, less current portion                                                 4,288                   1,087
Commitments and contingencies                                                           --                      --
Stockholders' Equity:
 Preferred Stock, $0.01 par value, 10,000,000 shares
    authorized; issued and outstanding:  1,986,500 shares
    Series A at June 30, 1999 and December 31, 1998 and 10
    shares of Series B at June 30, 1999 and December 31,
    1998; liquidation preference of $18,996 at June 30, 1999
    and December 31, 1998                                                               20                      20
 Common Stock, $0.01 par value, 25,000,000 shares
    authorized; issued and outstanding:  12,727,070 shares at
    June 30, 1999 and 10,698,010 shares at December 31,
    1998                                                                               127                     107
 Additional paid-in capital                                                        110,780                  91,810
 Shareholder note receivable                                                        (2,513)                     --
 Retained earnings                                                                   6,378                   1,630
                                                                        ------------------     -------------------
       Total stockholders' equity                                                  114,792                  93,567
                                                                        ------------------     -------------------
                                                                        $          315,672     $           308,902
                                                                        ==================     ===================


                                     The accompanying notes are an integral
                                 part of these consolidated financial statements

                                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (IN THOUSANDS)
                                                   (Unaudited)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                   -------------------------------------
                                                                                         1999                1998
                                                                                   ----------------   ------------------
Cash flows from operating activities:
 Net income                                                                        $          5,583    $            436

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                              4,479               2,761
   Accretion on long-term debt obligations                                                       --                 732
   Provision for doubtful accounts receivable                                                   525                 267
   Gain on sale of fixed assets                                                                  (2)                 --
   Deferred taxes                                                                              (279)                 75
   Write-off of unamortized warrant discount                                                     --               2,773
 Changes in assets and liabilities:
   Accounts receivable                                                                       27,154               1,840
   Inventories                                                                                5,137                (355)
   Other current assets                                                                      (8,969)             (9,471)
   Accounts payable                                                                         (20,791)                887
   Accrued expenses and other current liabilities                                               778                 950
                                                                                   ----------------    ----------------
      Net cash provided by operating activities                                              13,615                 895
                                                                                   ----------------    ----------------
Cash flows from investing activities:
 Proceeds from sale of fixed assets                                                              10                  --
 Acquisition of businesses, net of cash acquired                                             (7,477)             (3,198)
 Acquisition of other assets                                                                   (856)               (786)
 Acquisition of property and equipment                                                       (2,321)               (636)
                                                                                   ----------------    ----------------
      Net cash used in investing activities                                                 (10,644)             (4,620)
                                                                                   ----------------    ----------------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                                        247,173             135,952
 Payments on short-term borrowings                                                         (253,401)           (124,747)
 Proceeds from short-term loan                                                                5,000                  --
 Payments on debt obligations                                                                (1,035)            (32,516)
 Proceeds from issuance of common stock                                                          --              28,683
 Payment of cash dividend on preferred stock                                                    (40)                 --
 Proceeds from exercise of stock options and warrants                                           220                 311
 Proceeds from employee stock purchase plan                                                     299                 125
                                                                                   ----------------    ----------------
      Net cash (used in) provided by financing activities                                    (1,784)              7,808
                                                                                   ----------------    ----------------
Net increase in cash                                                                          1,187               4,083
Cash--beginning of period                                                                     5,820               2,919
                                                                                   ----------------    ----------------
Cash--end of period                                                                 $         7,007    $          7,002
                                                                                   ================    ================



                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Savoir Technology Group, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1998.

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

              Foreign sales for the six months ended June 30, 1999 and 1998 were approximately $16,935,000 and $3,105,000, respectively.

              During the six months ended June 30, 1999 and 1998, approximately 75% of the Company's net sales were generated from the sale of IBM products.

              One customer accounted for approximately 14% and 20% of the Company's net sales in the six months ended June 30, 1999 and 1998, respectively, and no other single customer accounted for more than 10% of the Company's net sales.

Note 3: The Company has an inventory and working capital financing agreement (the "IBMCC Credit Facility") with IBM Credit Corporation ("IBMCC"), an affiliate of International Business Machines Corporation ("IBM"), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth, net profit after tax, EBITDA to fixed charges and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was not in compliance with the current ratio and tangible net worth covenants at June 30, 1999. IBMCC granted a waiver as of June 30, 1999 for these specific violations. There were no cash advances under the IBMCC Credit Facility at June 30, 1999. Cash advances bear interest at prime (7.75% at June 30, 1999) plus 1.875%. Based on eligible assets, as of June 30, 1999, the Company had available borrowings of approximately $22,500,000.

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

Note 6: Supplemental Cash Flow Information: Cash paid for interest in the six-month periods ended June 30, 1999 and 1998 was $1,456,000 and $2,204,000, respectively. Cash paid for income taxes during the six-month periods ended June 30, 1999 and 1998 was $6,744,000 and $2,754,000, respectively.

Note 7: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):


                                                          For the Three Months                  For the Six Months
                                                             Ended June 30,                       Ended June 30,
                                                    --------------------------------     ---------------------------------
                                                         1999              1998               1999              1998
                                                    --------------    ---------------    --------------    ---------------

Numerator--basic and diluted EPS
Income before extraordinary item                    $        3,172    $        1,681     $        5,583    $        2,774
Less: preferred stock dividends                               (350)             (431)              (730)             (868)
                                                    --------------    --------------     --------------    --------------
Income available to common stockholders, before
       extraordinary item                                    2,822             1,250              4,853             1,906
Extraordinary item, net of tax effect                           --            (2,338)                --            (2,338)
                                                    --------------    --------------     --------------    --------------
Net income (loss)--basic                                     2,822            (1,088)             4,853              (432)
Plus: impact of assumed conversion                             350               431                730               868
                                                    --------------    --------------     --------------    --------------
Net income (loss)--diluted                          $        3,172    $         (657)    $        5,583    $          436
                                                    ==============    ==============     ==============    ==============

Denominator--basic EPS
Weighted average shares outstanding                         12,479             7,986             11,926             6,884
                                                    --------------    --------------     --------------    --------------

Basic EPS
Income before extraordinary item                    $         0.23    $         0.16     $         0.41    $         0.28
Extraordinary item, net of tax effect                           --             (0.30)                --             (0.34)
                                                    --------------    --------------     --------------    --------------
Basic earnings per share                            $         0.23    $        (0.14)    $         0.41    $        (0.06)
                                                    ==============    ==============     ==============    ==============

Denominator--diluted EPS
Denominator--basic EPS                                      12,479             7,986             11,926             6,884
Effect of dilutive securities:
Convertible Preferred Stock                                  2,374             2,077              2,374             2,160
Common Stock options and warrants                              506               684                545               694
                                                    --------------    --------------     --------------    --------------
                                                            15,359            10,747             14,845             9,738
                                                    ==============    ==============     ==============    ==============
Diluted EPS
Income before extraordinary item                    $         0.21    $         0.16     $         0.38    $         0.28
Extraordinary item, net of tax effect                           --             (0.22)                --             (0.24)
                                                    --------------    --------------     --------------    --------------
Diluted earnings per share                          $         0.21    $        (0.06)    $         0.38    $         0.04
                                                    ==============    ==============     ==============    ==============


                Options to purchase 957,452 and 443,500 shares of Common Stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the calculation of net income per share because the options' exercise price was greater than the average market price of the Common Stock.

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

Note 9: At a special shareholders' meeting held on April 6, 1999, the Company's stockholders approved the amendment of certain provisions of its Series A Preferred Stock. Included in the adopted changes was the elimination of the special dividend provision, which potentially occurred on an annual basis dependent on the average stock price of the Company's Common Stock falling below a predetermined amount. Also included in the adopted changes was the lowering of the conversion price of the Preferred Stock from $9.31 to $8.00 per share.

Note 10: On April 27, 1999, the Company completed the acquisition of Enlaces, an IBM distributor headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of the Company's Common Stock (valued at $8.49 per share). The acquisition has been accounted for as a purchase with the result that Enlaces' operations are included in the Company's financial statements from the date of purchase. The agreement between the Company and Enlaces contains an earnout provision which allows Enlaces to earn up to an additional $8,000,000, $5,000,000 of which is guaranteed. The guaranteed earnout has been recorded as a liability by the Company.

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

Note 11: On April 23, 1999, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained an additional $5,000,000 to consummate the Enlaces transaction (see Note 10 above). The loan bears interest at prime (7.75% at June 30, 1999) plus 2.0% and is due in monthly installments through September 2000.

Note 12: During the second quarter of 1999 the Company executed an Executive Retention Agreement (the "Agreement") with its Chief Executive Officer, P. Scott Munro ("Mr. Munro"). Included in the agreement is a provision for a recourse loan ("loan") to Mr. Munro for approximately $2,500,000 with a stated interest rate of 4.9%. Mr. Munro executed the loan provision on May 10, 1999 and used the proceeds to exercise approximately 480,000 options under the revised terms of the Company's Employee Stock Option Plan. The loan is due and payable, including principal and interest, in May 2002. If Mr. Munro remains employed with the Company, the loan, and accrued interest, will be forgiven as follows: $800,000 on January 1, 2000 (the effective date of this $800,000 expense to the Company for the loan forgiveness will be December 31, 1999) and the balance on May 9, 2002. The loan provision of the Agreement also allows for Mr. Munro to borrow up to an additional approximately $1,100,000 under the same terms and conditions noted above. As of June 30, 1999, Mr. Munro had not drawn on any portion of this additional loan amount.

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

        At a special shareholders' meeting held on April 6, 1999, our stockholders approved the amendment of certain provisions of our Series A Preferred Stock. Included in the adopted changes was the elimination of the special dividend provision, which potentially occurred on an annual basis dependent on the average stock price of our Common Stock falling below a predetermined amount. Also included in the adopted changes was the lowering of the conversion price of the Preferred Stock from $9.31 to $8.00 per share.

        On April 27, 1999, we completed the acquisition of Enlaces, an IBM distributor headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of our Common Stock (valued at $8.49 per share). The acquisition has been accounted for as a purchase with the result that Enlaces' operations are included in our financial statements from the date of purchase. The agreement between Enlaces and us contains an earnout provision which allows Enlaces to earn up to an additional $8,000,000, $5,000,000 of which is guaranteed.

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

        On April 23, 1999, we executed an amendment to our credit facility with IBMCC, pursuant to which we obtained an additional $5,000,000 to consummate the Enlaces transaction. The loan bears interest at prime (7.75% at June 30, 1999) plus 2.0% and is due in monthly installments through September 2000.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

        Net sales consist of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales for the three months ended June 30, 1999 of $201,687,000 were 64% higher than the net sales of $122,920,000 for the corresponding period in 1998. Sales increased due to the continued expansion of our computer systems distribution group, particularly through the acquisitions of MCBA Systems, Inc. ("MCBA") and UniDirect Corporation ("UDC") in the second quarter of 1998, the distribution segment of REAL Applications, Ltd. ("REAL") in the third quarter of 1998, Infinite in the first quarter of 1999 and Enlaces in the second quarter of 1999. MCBA, UDC, REAL, Infinite and Enlaces accounted for approximately $47,600,000 of net sales in the quarter ended June 30, 1999. Sales also increased due to the opening of a sales office in Canada in the second quarter of 1998, the recruitment of new customers, hiring of additional sales representatives, increased integration orders and higher storage product sales in our Computer and Peripherals Group ("CPG") as well as general market demand for computer systems.

        During the quarter ended June 30, 1999, sales to Sirius Computer Solutions, Ltd. ("Sirius") accounted for approximately 14% of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between us and Sirius dated September 30, 1997 (the "Sirius Agreement"), pursuant to which we appointed Sirius as one of our industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end-user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales for the remainder of 1999 as it represented in the second quarter of 1999. The Sirius Agreement expires on December 31, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of our relationship with Sirius or a reduction in purchases from us by Sirius could have a material adverse effect upon our business, financial condition and results of operations.

        Cost of sales includes purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit increased 50% to $22,405,000 in the quarter ended June 30, 1999 from $14,889,000 in the quarter ended June 30, 1998. As a percentage of net sales, gross profit decreased to 11.1% for the three months ended June 30, 1999 from 12.1% for the corresponding period in 1998. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which we extend volume discounts to customers and the historically lower gross profit percentages of MCBA and REAL.

        Selling, general and administrative expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including our information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses; and provision for bad debt losses. Selling, general and administrative expenses increased 45% to $15,446,000 in the three months ended June 30, 1999 from $10,627,000 in the same period a year ago due to the acquisitions of MCBA, UDC, REAL, Infinite and Enlaces, necessary increases in personnel costs, higher depreciation costs incurred as a result of additions to our infrastructure, costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 7.7% for the three months ended June 30, 1999, compared to 8.6% for the same period in 1998. The decrease is primarily a result of increased operating leverage due to the higher sales volumes and continued emphasis on expense control.

        Interest expense decreased 20% in the three months ended June 30, 1999 versus the same period in 1998. The decrease was a result of the interest expense from the debt associated with the purchase of Star Management Services, Inc. ("SMS") being eliminated in the second quarter of 1998 with the proceeds of a secondary offering. This decrease was partially offset by an increase in interest expense resulting from additional working capital financing to fund acquisitions and internal growth.

        Our effective tax rate is 49% versus the statutory rate of 34% due primarily to non-deductible goodwill, other intangibles and state income taxes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

        Net sales for the six months ended June 30, 1999 of $370,256,000 were 66% higher than the net sales of $223,424,000 for the corresponding period in 1998. Sales increased due to the continued expansion of our computer systems distribution group, particularly through the acquisitions of MCBA and UDC in the second quarter of 1998, REAL in the third quarter of 1998, Infinite in the first quarter of 1999 and Enlaces in the second quarter of 1999. MCBA, UDC, REAL, Infinite and Enlaces accounted for approximately $80,400,000 of net sales in the six months ended June 30, 1999. Sales also increased due to the opening of a sales office in Canada in the second quarter of 1998, the recruitment of new customers, hiring of additional sales representatives, increased integration orders and higher storage product sales in CPG as well as general market demand for computer systems.

        During the six months ended June 30, 1999, sales to Sirius accounted for approximately 14% of our net sales.

        Gross profit increased 48% to $41,498,000 in the six months ended June 30, 1999 from $27,950,000 in the six months ended June 30, 1998. As a percentage of net sales, gross profit decreased to 11.2% for the six months ended June 30, 1999 from 12.5% for the corresponding period in 1998. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which we extend volume discounts to customers and the historically lower gross profit percentages of MCBA and REAL.

        Selling, general and administrative expenses increased 46% to $29,073,000 in the six months ended June 30, 1999 from $19,853,000 in the same period a year ago due to the acquisitions of MCBA, UDC, REAL, Infinite and Enlaces, necessary increases in personnel costs, higher depreciation costs incurred as a result of additions to our infrastructure, costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 7.9% for the six months ended June 30, 1999, compared to 8.9% for the same period in 1998. The decrease is primarily a result of increased operating leverage due to the higher sales volumes and continued emphasis on expense control.

         Interest expense decreased 43% in the six months ended June 30, 1999 versus the same period in 1998. This was due to the payment of debt associated with the purchase of SMS in the second quarter of 1998. In addition, interest expense was higher in the six months ended June 30, 1998 due to the amortization of discount for warrants issued in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. During the first quarter of 1998, the warrants were revalued at $2,721,000. We recorded approximately $330,000 in interest expense for the discount on the warrants during the six months ended June 30, 1998. We will not incur an additional expense resulting from the warrants as the unamortized value was expensed as a result of our public offering and subsequent payoff of the debt underlying the warrants in the second quarter of 1998.

        Our effective tax rate is 49% versus the statutory rate of 34% due primarily to non-deductible goodwill, other intangibles and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the six months ended June 30, 1999 totaled $13,615,000 compared to $895,000 for the six months ended June 30, 1998. Net cash provided by operating activities was primarily attributable to income from operations of $5,583,000 and reductions in accounts receivable and inventory, partially offset by a decrease in accounts payable and an increase in other current assets. The reductions in accounts receivable and inventory were a result of quarterly sales fluctuations as well as increased emphasis on asset management.

        Net cash used in investing activities during the six months ended June 30, 1999 was $10,644,000 compared to net cash used in investing activities of $4,620,000 during the six months ended June 30, 1998. Investing activities in the six months ended June 30, 1999 consisted of the acquisitions of Infinite and Enlaces and continuing leasehold and computer hardware and software investments made at our headquarters, sales office and warehouse and integration center sites.

        Net cash used in financing activities during the six months ended June 30, 1999 was $1,784,000 compared to net cash provided by financing activities of $7,808,000 provided during the six months ended June 30, 1998. Financing activities in the six months ended June 30, 1999 primarily consisted of borrowings and repayments under the IBMCC Credit Facility. We had net repayments during the first six months of 1999 as a result of the above noted increased emphasis on asset management.

        Under the IBMCC Credit Facility, our purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by us based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth, net profit after tax, EBITDA to fixed charges and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all our assets. We were not in compliance with the current ratio and tangible net worth covenants at June 30, 1999. IBMCC granted a waiver as of June 30, 1999 for these specific violations. There were no outstanding cash advances under the IBMCC Credit Facility at June 30, 1999. Cash advances bear interest at prime (7.75% at June 30, 1999) plus 1.875%. Based on eligible assets, as of June 30, 1999, we had available borrowings of approximately $22,500,000.

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

YEAR 2000 COMPLIANCE ISSUES

GENERAL

        We are in the process of completing a Year 2000 compliance audit. As part of the audit process, we are developing and implementing company-wide Year 2000 repairs and upgrades to computer systems and hardware. The audit addresses a broad range of issues affecting us as a result of the programming code in existing computer, and computer related, systems as the year 2000 approaches. The Year 2000 problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risks for us from problems in our own computer and embedded systems and from third parties with whom we deal on financial and other transactions. Failure of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct our business. Our Year 2000 project is being headed up by our Vice President of Information Technology, who reports directly to our Chief Financial Officer.

INTERNAL SYSTEMS

        Our business software system includes an enterprise-wide solution which was upgraded to the most recent version in fiscal 1998, which we believe to be Year 2000 compliant. This system handles our most critical functions, including, finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking. All of our domestic offices are fully integrated into our enterprise-wide business software system. It is expected that our newly acquired office in Monterrey, Mexico will be integrated over the next three months. The hardware upgrade for the enterprise-wide solution was completed in April 1999. Since our most critical functions are run on the enterprise-wide business software system, any Year 2000 problems at the hardware or software level could have a material adverse effect on us. If the system failed to work on January 1, 2000, it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers.

        We are inventorying and analyzing our remaining centralized computer and embedded systems, as well as our WAN Data services, WAN hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues and we will take appropriate corrective action based on the results of such analysis. We currently expect to substantially complete remediation and validation of our internal systems, as well as to develop contingency plans, by the end of the third quarter of 1999.

THIRD PARTY SUPPLIERS AND VENDORS

        We are currently in the process of contacting our critical suppliers, manufactures, distributors and other vendors to determine if their operations and the projects and services that they provide to us are Year 2000 compliant. Our largest supplier of product is IBM, with approximately 75% of our revenue derived from sales of IBM products. As a result, we will devote substantial effort in working with IBM to address any potential

Year 2000 problems. Absent written assurances of Year 2000 compliance by such third parties, we will assume that such third parties will not be Year 2000 compliant and we will attempt to reduce our risks with respect to the failure of such third parties to be Year 2000 compliant by developing contingency plans. However, there can be no assurance that in all instances contingency plans can be adopted or that they will adequately serve the needs of our customers and other constituents.

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

YEAR 2000 COSTS

        The total cost associated with the Year 2000 audit and required modifications to become Year 2000 compliant is not expected to be material to our financial position based on preliminary assessments resulting from the early phases of the Project. The estimated total cost of the Project is approximately $1,800,000, $1,200,000 of which has already been spent to upgrade some non-Year 2000 compliant software and systems. It is possible that as we continue our audit and detect problems that are not currently known to us, additional costs may be incurred, which could be substantial.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risk Factors

        WE ARE DEPENDENT UPON IBM AS OUR PRINCIPAL VENDOR

        Our business, financial condition and results of operations are highly dependent upon our relationship with International Business Machines Corporation ("IBM") and upon the continued market acceptance of IBM commercial mid-range servers, storage products and other peripheral equipment. During the year ended December 31, 1998 and the six months ended June 30, 1999, approximately 80% and 75%, respectively, of our net sales were generated from the sale of IBM products, and we expect the percentage to be consistent in 1999. Our agreement with IBM is non-exclusive and may be unilaterally modified by IBM upon 30 days' written notice, renews automatically but may be terminated by IBM upon written notice given not less than 90 days prior to the renewal date (January 1, 2001), provides no franchise rights and may not be assigned by us. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. As part of our business strategy, and in order to maintain most favorable volume discount status with IBM, we have recently completed several acquisitions and we are actively engaged in an ongoing search for additional acquisitions. We are also seeking to make minority equity investments in potential large customers for similar purposes. However, we cannot assure you that we will be successful in completing any future acquisitions or in making any equity investments. If we are unable to complete other acquisitions or make equity investments, or are otherwise unable to increase our sales volume through internal growth, we could lose our most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on our relationship with IBM and on our business, financial condition and results of operations. The occurrence of any of the following events could have a material adverse effect upon our business, financial condition and results of operations:

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

        SIRIUS COMPUTER SOLUTIONS, LTD. ACCOUNTS FOR 14% OF OUR NET SALES

        During the year ended December 31, 1998 and the six months ended June 30, 1999, sales to Sirius Computer Solutions, Ltd. accounted for approximately 18% and 14%, respectively, of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between Savoir and Sirius dated as of September 30, 1997, under which we appointed Sirius as one of our industry remarketer affiliates for IBM products. This agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end-user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of this agreement and to account for approximately the same percentage of our net sales for the remainder of 1999 as it represented in the first six months of 1999. The agreement with Sirius expires on December 31, 2000, but may be terminated earlier upon the happening of specified events. This agreement may not be unilaterally terminated by either Savoir or Sirius. Any disruption, change or termination of our relationship with Sirius or a reduction in Sirius's purchases from us could have a material adverse effect upon our business, financial condition and results of operations.

        INTEGRATION OF ACQUIRED COMPANIES AND OUR BUSINESS MAY NOT BE SUCCESSFUL

        Since December 1994, we have completed thirteen acquisitions. The combination of our business and acquired businesses requires, among other things:

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

        WE ARE DEPENDENT ON KEY PERSONNEL

        Our future success depends in part on the continued service of our key management, technical, sales and marketing personnel and our ability to identify and hire additional personnel. Competition for qualified management, technical, sales and marketing personnel is intense and we cannot assure you that we can retain and recruit adequate personnel to operate our business. Our success is largely dependent on the skills, experience and efforts of our key personnel, particularly P. Scott Munro, Chairman of the Board, President, Chief Executive Officer and Secretary, and Carlton Joseph Mertens, II, Chief Executive Officer and President of our subsidiary, Business Partner Solutions, Inc., each of whom has entered into an employment agreement with us. The loss of either of these individuals or other key personnel could have a material adverse effect on our business, financial condition and results of operations. We maintain life insurance on Mr. Munro and Mr. Mertens in the amounts of $7.9 million and $10.0 million, respectively.

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

        o       the obsolescence of our inventory;

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

        We have primarily funded our working capital requirements through a $125.0 million Inventory and Working Capital Agreement with IBM Credit Corporation. Borrowings under this credit facility are collateralized by substantially all of our assets, including accounts receivable, inventories and equipment. This credit facility provides that the outstanding interest-bearing cash advance balance is subject to interest at the annual rate of prime plus 1.875% (9.625% at June 30, 1999) and expires on August 31, 2000. IBM Credit Corporation may terminate this credit facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as that term is defined in the documentation for the credit facility). In the event of termination, the outstanding borrowings under the credit facility become immediately due and payable. The termination of this credit facility and our subsequent inability to secure a replacement credit facility on terms and conditions no less favorable than those contained in our present credit facility would have a material adverse effect on our business, financial condition and results of operations. See also Note 3 to Notes to Consolidated Financial Statements.

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

        WE EXTEND CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL

        We sell products to a broad geographic and demographic base of customers and offer unsecured credit terms to our customers. Sirius accounted for approximately 16% of our outstanding accounts receivable at June 30, 1999. No other single customer accounted for more than 10% of our outstanding accounts receivable at June 30, 1999. To reduce our credit risk, we perform ongoing credit evaluations of our customers, maintain an allowance for doubtful accounts and have credit insurance. Historically, we have not experienced losses from write-offs in excess of established reserves. Should our customers increase the rate at which they default on payments due to us, and should we be unable to collect our accounts receivable at a rate consistent with our present experience, it could have a material adverse effect on our business, financial condition and results of operations.

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

        WE ARE DEPENDENT ON THIRD-PARTY SHIPPERS

        We presently ship a majority of our products from our warehouses via Federal Express Corporation, but we also ship via United Parcel Service of America, Inc. and other common carriers. In addition, we drop-ship products from our vendors directly to our customers via these carriers. Changes in shipping terms or the inability of Federal Express, United Parcel Service or any other third-party shipper to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption or any other reason) could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we can maintain favorable shipping terms or replace our present shipping services on a timely or cost-effective basis.

        OUR PLANNED INTERNATIONAL EXPANSION MAY NOT BE SUCCESSFUL

        One of the elements of our business strategy is to expand internationally. We are distributing IBM products in Canada and have recently begun distribution in Mexico. We cannot assure you that we will be able to expand our international business successfully. Risks inherent in doing business on an international level include:

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

        We believe that our enterprise-wide business software system, which handles our most critical functions, including finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking, is not subject to the Year 2000 problem. If the system as a whole fails to work on January 1, 2000 it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers. We are presently also inventorying and analyzing our remaining centralized computer and embedded systems, as well as our network data services, network hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues. We currently expect to complete substantially the remediation and validation of our internal systems, as well as to develop contingency plans, by the end of the third quarter of 1999.

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

        The estimated total cash expenditures required for the Year 2000 project are approximately $1.8 million, although it is possible that as we continue our audit and detect problems that are not currently known to us, additional expenditures may be incurred, which could be substantial. The total expense associated with our Year 2000 audit and required modifications to become Year 2000 compliant is not presently expected to be material to our business, financial condition and results of operations.

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

        IF WE ISSUE STOCK IN CONNECTION WITH FUTURE ACQUISITIONS, IT MAY RESULT IN DILUTION TO EXISTING STOCKHOLDERS

        In connection with acquisitions that we have completed, we expect to issue up to approximately 100,000 additional shares of our common stock based on the attainment of performance goals by the acquired businesses. In addition, we may issue additional shares of our common stock or other equity or convertible debt securities to effect future acquisitions or for other corporate purposes. Upon the issuance of additional capital stock, the percentage ownership of our stockholders will be reduced and stockholders may experience additional dilution.

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

        PROVISIONS OF OUR CHARTER AND BYLAWS AND DELAWARE LAW MAY MAKE SAVOIR A LESS ATTRACTIVE ACQUISITION CANDIDATE

        Provisions of our Certificate of Incorporation and of our Bylaws may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Savoir. These provisions could limit the price that investors may be willing to pay for shares of our common stock. We presently have 1,986,500 shares of Series A Preferred Stock outstanding and 10 shares of Series B Preferred Stock outstanding and, without any further vote or action by the stockholders, have the authority to issue up to an additional 8,013,490 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of this additional preferred stock. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could delay or prevent a third party from acquiring a majority of our outstanding voting stock. Further,
Section 203 of the General Corporation Law of Delaware prohibits us from engaging in various types of business combinations with interested stockholders. These provisions may delay or prevent a change in control of Savoir without action by the stockholders, and therefore could adversely affect the market price of our common stock.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
          ---------------------------------------------------------
          Not applicable.

                           PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.
          -----------------

         Other than as set forth below, the Company is not a party to any material pending legal proceeding, nor is its property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Company's business and incidental to its business, none of which are expected to have a material adverse impact upon the Company's business, financial position or results of operations.

         On June 18, 1999 a complaint was filed in the Superior Court of Orange County, California by Lee Adams against Western Micro Technology, Inc., WMT Acquisition Corp. and the Company. Mr. Adams' complaint purports to allege causes of action for breach of contract, specific performance, accounting, common count and false promise, arising out of an Agreement and Plan of Reorganization, dated March 17, 1997, by and among Western Micro Technology, Inc., WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams. In addition to equitable relief, the complaint seeks to recover general damages and $10 million in punitive damages. The Company believes the complaint is without merit and intends to defend itself vigorously against this complaint.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          -----------------------------------------

         On April 27, 1999, the Company completed the purchase of Enlaces, an IBM distributor headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of the Company's Common Stock valued at $8.49 per share. The transaction was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

         See also Item 4(a)(1) below.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

        (a) At a Special Meeting of Stockholders on April 6, 1999, the following proposals were voted on and approved by the holders of 5,536,331 shares of Common Stock and 1,819,172 shares of Series A Preferred Stock representing, on an as converted basis, 53% of the outstanding shares entitled to vote on the record date:

        (1) To approve the amendment of certain provisions of the Company's Series A Preferred Stock, including the elimination of the special dividend provision, which potentially occurred on an annual basis dependent on the average stock price of our Common Stock falling below a predetermined amount, and including the lowering of the conversion price of the Preferred Stock from $9.31 to $8.00 per share:

  VOTES FOR             AGAINST              ABSTAIN           BROKER NON-VOTES
  ---------             -------              -------           ----------------
  7,106,318             287,795              10,234                   --


        (b) At the Annual Meeting of Stockholders on June 29, 1999, the following proposals were voted on and approved by the holders of 10,032,941 shares of Common Stock and 797,886 shares of Series A Preferred Stock representing, on an as converted basis, 75% of the outstanding shares entitled to vote on the record date:

        (1) To elect a Board of seven (7) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified:

                   DIRECTOR               VOTES FOR               WITHHELD
                   --------               ---------               --------

P. Scott Munro........................    10,979,152                  7,510
Carlton Joseph Mertens II.............    10,979,152                  7,510
Angelo Guadagno.......................     8,016,322              2,970,340
James J. Heffernan....................    10,979,152                  7,510
Guy M. Lammle.........................    10,978,952                  7,710
K. William Sickler....................    10,979,152                  7,510
J. Larry Smart........................    10,951,152                 35,510

        (2) To approve the amendment of the Company's 1994 Stock Option Plan increasing the number of shares available for issuance under the 1994 Plan by 500,000 shares, and increasing the limitation on the number of shares that can be granted to any officer of the Company in any year from 300,000 shares to 1,000,000 shares:

  VOTES FOR             AGAINST              ABSTAIN           BROKER NON-VOTES
  ---------             -------              -------           ----------------
  7,127,480             1,650,034             20,030               2,189,118


        (3) To approve the amendment of the Company's 1995 Employee Stock Purchase Plan increasing the number of shares reserved for purchase under the 1995 Plan by 500,000 shares, and changing the offering period under the 1995 Plan from six months to three months:

  VOTES FOR             AGAINST              ABSTAIN           BROKER NON-VOTES
  ---------             -------              -------           ----------------
  8,650,267             129,249               18,028               2,189,118


        (4) To ratify the designation of PriceWaterhouseCoopers L.L.P. as independent accountants for the period ending December 31, 1999:

  VOTES FOR             AGAINST              ABSTAIN           BROKER NON-VOTES
  ---------             -------              -------           ----------------
  10,979,822             4,662                2,178                   --


Item 5.   OTHER INFORMATION.
          -----------------

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          A. EXHIBITS
             --------

             The exhibits listed in the accompanying index to exhibits are filed or incorporated by (as stated therein) as part of this report on Form 10-Q.

          B. REPORTS ON FORM 8-K.
             -------------------

             No reports on Form 8-K, or amendments to previously filed reports on Form 8-K, were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Registrant:

                                        SAVOIR TECHNOLOGY GROUP, INC.



Dated:  August 9, 1999                  By        /s/ P. Scott Munro
                                           ------------------------------------
                                                    P. Scott Munro
                                                Chief Executive Officer



Dated:  August 9, 1999                  By        /s/ James W. Dorst
                                           ------------------------------------
                                                     James W. Dorst
                                                Chief Financial Officer



Dated:  August 9, 1999                  By         /s/ Dennis J. Polk
                                           ------------------------------------
                                                     Dennis J. Polk
                                                 Chief Accounting Officer

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

     4.1 Certificate of Amendment of the Certificate of Designation, Preferences and Rights of the Company's Series A Preferred Stock, filed as Exhibit 3.1(b) to the Company's Registration Statement on Form S-3 dated April 29, 1999, and incorporated herein by this reference.

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

    *10.1 Amendment of Stock Option Agreements by and between the Company and P. Scott Munro.

    *10.2 Executive Retention Agreement, dated as of May 10, 1999, by and between the Company and P. Scott Munro.

    *10.3 Promissory Note, dated May 10, 1999, of P. Scott Munro in favor of the Company.

     10.4 Amendment to Inventory and Working Capital Financing Agreement, dated as of May 21, 1999, by and among the Company, Business Partner Solutions, Inc., MCBA Systems, Inc. and IBM Credit Corporation.

     27.1           Financial Data Schedule.

* Indicates management contract or compensation plan or arrangement.