Form 10-Q
period 1999-09-30
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1999-11-15
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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

                      254 E. HACIENDA AVENUE, CAMPBELL, CA
                      ------------------------------------
                    (Address of principal executive offices)

                                      95008
                                      -----
                                   (Zip Code)

                                 (408) 379-0177
                                 --------------
                         (Registrant's telephone number,
                              including area code)

                                       N/A
                                       ---
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                              YES |X|       NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at November 1, 1999
                -----                         -------------------------------
    Common Stock $0.01 par value                         13,101,530

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE

PART I - FINANCIAL INFORMATION                                                                                 3

Item 1.  Financial Statements                                                                                  3

           Consolidated  Statements  of  Operations  for the Three and Nine Months
                Ended September 30, 1999 and 1998                                                              3

           Consolidated Balance Sheets at September 30, 1999 and December 31, 1998                             4

           Consolidated  Statements  of Cash  Flows  for  the  Nine  Months  Ended
                September 30, 1999 and 1998                                                                    5

           Notes to Consolidated Financial Statements                                                          6

Item 2.  Management's  Discussion and Analysis of Financial  Condition and Results
              of Operations                                                                                   10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                            24


PART II - OTHER INFORMATION                                                                                   25

Item 1.  Legal Proceedings                                                                                    25

Item 2.  Changes in Securities and Use of Proceeds                                                            25

Item 3.  Defaults Upon Senior Securities                                                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                                                  25

Item 5.  Other Information                                                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                                                     25

Signatures                                                                                                    26

Index to Exhibits                                                                                             27

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


ITEM 1.  FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                          For the Three Months               For the Nine Months
                                                          Ended September 30,                Ended September 30,
                                                     -------------------------------    ------------------------------
                                                         1999              1998            1999              1998
                                                     -------------     -------------    ------------     -------------
Net sales                                            $   181,577       $   149,809      $  551,833       $   373,233
Cost of goods sold                                       162,026           132,561         490,784           328,035
                                                     -------------     -------------    ------------     -------------
     Gross profit                                         19,551            17,248          61,049            45,198
                                                     -------------     -------------    ------------     -------------
     Gross profit as % of sales                           10.77%            11.51%          11.06%            12.11%
Selling, general and administrative expenses              15,626            12,177          44,699            32,030
Restructuring charge                                      12,800                --          12,800                --
                                                     -------------     -------------    ------------     -------------
     Operating income (loss)                              (8,875)            5,071           3,550            13,168
Interest expense                                             586               605           2,098             3,277
                                                     -------------     -------------    ------------     -------------
Income (loss) before income taxes and
     extraordinary item                                   (9,461)            4,466           1,452             9,891
Provision (benefit) for income taxes                      (4,063)            2,179           1,267             4,830
                                                     -------------     -------------    ------------     -------------
     Income (loss) before extraordinary item              (5,398)            2,287             185             5,061
Extraordinary item, net of tax effect                         --                --              --            (2,338)
                                                     -------------     -------------    ------------     -------------

Net income (loss)                                    $    (5,398)      $     2,287      $      185       $     2,723
                                                     =============     =============    ============     =============

Net income (loss) per share:
     Income before extraordinary item - basic        $     (0.44)      $     (0.20)     $    (0.07)      $      0.00
     Extraordinary item, net of tax effect                    --                --              --             (0.30)
                                                     -------------     -------------    ------------     -------------

     Net income (loss) - basic                       $     (0.44)      $     (0.20)     $    (0.07)      $     (0.30)
                                                     =============     =============    ============     =============

     Income before extraordinary item - diluted      $     (0.44)      $     (0.20)     $    (0.07)      $      0.00
     Extraordinary item, net of tax effect                     --                --              --            (0.28)
                                                     -------------     -------------    ------------     -------------

     Net income (loss) - diluted                     $     (0.44)      $     (0.20)     $    (0.07)      $     (0.28)
                                                     =============     =============    ============     =============

Number of shares used in per share calculations:

     Basic                                                12,993             9,599          12,248             7,876
                                                     =============     =============    ============     =============

     Diluted                                              12,993             9,599          12,248             8,442
                                                     =============     =============    ============     =============

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              September 30,           December 31,
                                ASSETS                                            1999                    1998
                                                                            ------------------     -------------------
                                                                               (Unaudited)
Current Assets:
     Cash............................................................       $          7,170       $           5,820
     Trade accounts receivable, net of allowance for doubtful
     accounts of $1,200 at September 30, 1999 and $1,100 at
     December 31, 1998...............................................                115,781                 156,953
Inventories..........................................................                 39,602                  38,913
Other current assets.................................................                 31,052                  16,017
                                                                            ------------------     -------------------
         Total current assets........................................                193,605                 217,703

Property and equipment, net..........................................                  7,475                   5,526
Excess of cost over acquired net assets and other
     intangibles, net................................................                100,017                  83,810
Other assets.........................................................                  2,250                   1,863
                                                                            ------------------     -------------------
                                                                            $        303,347       $         308,902
                                                                            ==================     ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable...................................................       $         24,068       $          21,240
     Current portion of long-term debt...............................                  2,969                   1,020
     Accounts payable................................................                146,597                 171,021
     Accrued expenses and other current liabilities..................                 14,664                  20,967
                                                                            ------------------     -------------------
         Total current liabilities...................................                188,298                 214,248

Long-term debt, less current portion.................................                  4,454                   1,087
Commitments and contingencies........................................                     --                      --
Stockholders' Equity:
     Preferred Stock, $0.01 par value, 10,000,000 shares
     authorized; issued and outstanding:  Series A: 1,850,012
     shares at September 30, 1999 and 1,986,500 shares at
     December 31, 1998; Series B: 10 shares at September 30, 1999 and December 31, 1998; liquidation preference: $17,691 at
     September 30, 1999 and $18,996 at December 31, 1998.............                     19                      20
     Common Stock, $0.01 par value, 25,000,000 shares authorized;
     issued and outstanding:  13,058,659 shares at September 30,
     1999 and 10,698,010 shares at December 31, 1998.................                    131                     107
     Additional paid-in capital......................................                112,377                  91,810
     Shareholder note receivable.....................................                 (2,513)                     --
     Retained earnings...............................................                    581                   1,630
                                                                            ------------------     -------------------
         Total stockholders' equity..................................                110,595                  93,567
                                                                            ==================     ===================
                                                                            $        303,347       $         308,902
                                                                            ==================     ===================

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (Unaudited)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                            ------------------------------------------
                                                                                  1999                    1998
                                                                            ------------------     -------------------
Cash flows from operating activities:
     Net income......................................................       $            185       $           2,723
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Write down of fixed assets and intangibles..................                  7,492                      --
         Depreciation and amortization...............................                  6,775                   4,387
         Accretion on long-term debt obligations.....................                     --                     732
         Provision for doubtful accounts receivable..................                    860                     427
         Gain on sale of fixed assets................................                      1                     117
         Deferred taxes..............................................                   (364)                    100
         Write-off of unamortized warrant discount...................                     --                   2,773
     Changes in assets and liabilities:
         Accounts receivable.........................................                 42,662                 (26,490)
         Inventories.................................................                   (768)                 (7,046)
         Other current assets........................................                (13,940)                (12,897)
         Accounts payable............................................                (25,988)                 33,951
         Accrued expenses and other current liabilities..............                 (6,411)                  6,213
                                                                            ------------------     -------------------
              Net cash provided by (used in) operating activities....                 10,504                   4,990
                                                                            ------------------     -------------------
Cash flows from investing activities:
     Proceeds from sale of fixed assets..............................                     11                       6
     Acquisition of businesses, net of cash acquired.................                 (7,477)                (16,073)
     Acquisition of other assets.....................................                   (887)                 (1,133)
     Acquisition of property and equipment...........................                 (3,633)                 (1,232)
     Proceeds from sale of an investment.............................                    250                      --
                                                                            ------------------     -------------------
         Net cash used in investing activities.......................                (11,736)                (18,432)
                                                                            ------------------     -------------------
Cash flows from financing activities:
     Proceeds from short-term borrowings.............................                374,412                 202,993
     Payments on short-term borrowings...............................               (376,581)               (200,984)
     Proceeds from short-term loan...................................                  5,000                  15,000
     Payments on debt obligations....................................                 (1,136)                (32,579)
     Proceeds from issuance of common stock..........................                     --                  28,683
     Proceeds from issuance of preferred stock.......................                     --                    (284)
     Proceeds from exercise of stock options and warrants............                    304                     311
     Proceeds from employee stock purchase plan......................                    623                     303
     Payment of cash dividend on preferred stock.....................                    (40)                     --
                                                                            ------------------     -------------------
         Net cash provided by financing activities...................                  2,582                  13,443
                                                                            ------------------     -------------------
Net increase in cash.................................................                  1,350                       1
Cash--beginning of period.............................................                 5,820                   2,919
                                                                            ==================     ===================
Cash--end of period...................................................       $         7,170       $           2,920
                                                                            ==================     ===================


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Savoir Technology Group, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1998.

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

               Foreign sales for the nine months ended September 30, 1999 and 1998 were approximately $28,672,000 and $12,021,000, respectively.

               During the nine months ended September 30, 1999 and 1998, approximately 75% of the Company's net sales were generated from the sale of IBM products.

               One customer accounted for approximately 16% and 18% of the Company's net sales in the nine months ended September 30, 1999 and 1998, respectively, and no other single customer accounted for more than 10% of the Company's net sales.

Note 3: The Company has an inventory and working capital financing agreement (the "IBMCC Credit Facility") with IBM Credit Corporation ("IBMCC"), an affiliate of International Business Machines Corporation ("IBM"), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth, net profit after tax, EBITDA to fixed charges and times interest earned ratio, as defined in the

               IBMCC Credit Facility, and is collateralized by substantially all assets of the Company. The Company was not in compliance with the current ratio, the net profit after tax ratio and tangible net worth covenants at September 30, 1999. IBMCC granted a waiver as of September 30, 1999 for these specific violations. As of September 30, 1999 the Company had outstanding borrowings under this agreement of $4,061,000. Cash advances bear interest at prime (8.25% at September 30, 1999) plus 1.875%. Based on eligible assets, as of September 30, 1999, the Company had available borrowings of approximately $32,000,000.

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

Note 6: Supplemental Cash Flow Information: Cash paid for interest in the nine month periods ended September 30, 1999 and 1998 was $2,084,000 and $2,669,000, respectively. Cash paid for income taxes during the nine-month periods ended September 30, 1999 and 1998 was $10,851,000 and $3,278,000, respectively.

Note 7: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                      For the Three Months                  For the Nine Months
                                                       Ended September 30,                  Ended September 30,
                                                ----------------------------------    --------------------------------
                                                     1999               1998              1999              1998
                                                ---------------    ---------------    -------------     --------------
Numerator--basic and diluted EPS
Income (loss) before extraordinary item         $    (5,398)       $    2,287         $      185        $     5,061
Less: preferred stock dividends........                (300)           (4,191)            (1,030)            (5,059)
                                                ---------------    ---------------    -------------     --------------
Income available to common stockholders,
     before extraordinary item.........              (5,698)           (1,904)              (845)                 2
Extraordinary item, net of tax effect..                  --               --                 --              (2,338)
                                                ---------------    ---------------    -------------     --------------
Net income (loss)--basic................             (5,698)           (1,904)              (845)            (2,336)
Plus: impact of assumed conversion.....                  --                --                 --                 --
                                                ---------------    ---------------    -------------     --------------
Net income (loss)--diluted..............         $   (5,698)       $   (1,904)        $     (845)       $    (2,336)
                                                ===============    ===============    =============     ==============

Denominator--basic EPS
Weighted average shares outstanding....              12,993             9,599             12,248              7,876
                                                ---------------    ---------------    -------------     --------------

Basic EPS
Income before extraordinary item.......         $     (0.44)       $    (0.20)        $    (0.07)       $      0.00
Extraordinary item, net of tax effect..                  --                --                 --              (0.30)
                                                ---------------    ---------------    -------------     --------------
Basic earnings per share...............         $     (0.44)       $    (0.20)        $    (0.07)       $     (0.30)
                                                ===============    ===============    =============     ==============

Denominator--diluted EPS
Denominator--basic EPS..................             12,993             9,599             12,248              7,876
Effect of dilutive securities:
Convertible Preferred Stock............                  --                --                 --                 --
Common Stock options and warrants......                  --                --                 --                566
                                                ---------------    ---------------    -------------     --------------
                                                     12,993             9,599             12,248              8,442
                                                ===============    ===============    =============     ==============
Diluted EPS
Income (loss) before extraordinary item         $     (0.44)       $    (0.20)        $    (0.07)       $      0.00
Extraordinary item, net of tax effect..                  --                --                 --              (0.28)
                                                ---------------    ---------------    -------------     --------------
Net income (loss)......................         $     (0.44)       $    (0.20)        $    (0.07)       $     (0.28)
                                                ===============    ===============    =============     ==============

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

Note 10: On April 27, 1999, the Company completed the acquisition of Enlaces, an IBM distributor headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of the Company's Common Stock (valued at $8.49 per share). The acquisition has been accounted for as a purchase with the result that Enlaces' operations are included in the Company's financial statements from the date of purchase. The agreement between the Company and Enlaces contains an earnout provision which allows the former shareholders of Enlaces to earn up to an additional $8,000,000, $5,000,000 of which is guaranteed. The guaranteed earnout has been recorded as a liability by the Company.

               Enlaces consists of a group of companies that sell IBM AS/400 and RS/6000 mid-range products and services, and includes Enlaces Computacionales and Enlaces y Asociados. It also includes Instituto de Educacion Avanzada, which is an IBM authorized training center and provides sales, technical support and administrative services. For the year ended December 31, 1998, Enlaces had translated unaudited revenues of approximately $17,000,000.

Note 11: On April 23, 1999, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained an additional $5,000,000 to consummate the Enlaces transaction (see Note 10 above). The loan bears interest at prime (8.25% at September 30, 1999) plus 2.0% and is due in monthly installments through September 2000.

Note 12: During the second quarter of 1999 the Company executed an Executive Retention Agreement (the "Agreement") with its Chief Executive Officer, P. Scott Munro ("Mr. Munro"). Included in the agreement is a provision for a recourse loan ("loan") to Mr. Munro for approximately $2,500,000 with a stated interest rate of 4.9%. Mr. Munro executed the loan provision on May 10, 1999 and used the proceeds to exercise approximately 480,000 options under the revised terms of the Company's Employee Stock Option Plan. The loan is due and payable, including principal and interest, in May 2002. If Mr. Munro remains employed with the Company, the loan, and accrued interest, will be forgiven as follows: $800,000 on January 1, 2000 (the effective date of this $800,000 expense to the Company for the loan forgiveness will be December 31,
               1999) and the balance on May 9, 2002. The loan provision of the Agreement also allows for Mr. Munro to borrow up to an additional approximately $1,100,000 under the same terms and conditions noted above. On September 10, 1999, Mr. Munro executed the remaining portion of the loan agreement and borrowed the additional approximately $1,100,000 available to him.

Note 13: The consolidated statements of operations for 1999 include pre-tax charges totaling $12,800,000 related to the restructuring of corporate functions and the recognition of impaired assets. Of this amount, $4,300,000 represents costs associated with the consolidation of facilities and elimination of redundant back-office functions. The costs associated with the restructuring principally include lease termination costs ($2,000,000), leasehold and other asset disposals ($1,400,000) and personnel (a total of 38 employees, primarily in administration, finance and information technology) severance costs ($900,000). The remaining $8,500,000 represents asset impairment charges related to recorded goodwill and fixed assets. These impairment costs principally include the write off of goodwill ($7,000,000) related to unprofitable business activities acquired in previous purchases (Target Solutions, Inc., International Data Products, LLC and UniDirect, Inc.), the operations of which the Company has terminated as part of its restructuring. The balance of the impairment charge relates to the write-off of unproductive electronic commerce assets ($1,500,000).

               As of September 30, 1999, the Company had approximately $4,200,000 remaining in its restructuring and asset impairment reserve, primarily consisting of lease termination costs ($1,900,000), leasehold and other assets ($1,300,000) and severance ($700,000). With the exception of the lease termination costs, the Company expects that all activities and expenditures related to this restructuring will be completed by March 31, 2000.

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

         On April 27, 1999, we completed the acquisition of Enlaces, an IBM distributor headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of our Common Stock (valued at $8.49 per share). The acquisition has been accounted for as a purchase with the result that Enlaces' operations are included in our financial statements from the date of purchase. The agreement between Enlaces and us contains an earnout provision which allows the former shareholders of Enlaces to earn up to an additional $8,000,000, $5,000,000 of which is guaranteed.

         Enlaces consists of a group of companies that sell IBM AS/400 and RS/6000 mid-range products and services, and includes Enlaces Computacionales and Enlaces y Asociados. It also includes Instituto de Educacion Avanzada, which is an IBM authorized training center and provides sales, technical support and administrative services. For the year ended December 31, 1998, Enlaces had translated unaudited revenues of approximately $17,000,000.

         On April 23, 1999, we executed an amendment to our credit facility with IBMCC, pursuant to which we obtained an additional $5,000,000 to consummate the Enlaces transaction. The loan bears interest at prime (8.25% at September 30, 1999) plus 2.0% and is due in monthly installments through September 2000.

         On August 13, 1999, we announced a cost reduction program which resulted in an approximately $12,800,000 charge in the quarter ended September 30, 1999. As part of the program, we will consolidate facilities, eliminate back-office functions and reflect the impairment of certain tangible and intangible assets related to unprofitable business operations. Once the plan is complete, we will have the majority of our back-office operations headquartered in San Antonio, Texas and will have consolidated the remaining operations of our former headquarters in Campbell, California into our Fremont, California facility. We expect to generate annual savings of approximately $3,000,000 from this program.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales consist of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales for the three months ended September 30, 1999 of $181,577,000 were 21% higher than the net sales of $149,809,000 for the corresponding period in 1998. Sales increased due to the continued expansion of our computer systems distribution group, particularly through the acquisitions of the distribution segment of REAL Applications, Ltd. ("REAL") in the third quarter of 1998, Infinite in the first quarter of 1999 and Enlaces in the second quarter of 1999. REAL, Infinite and Enlaces accounted for approximately $29,970,000 of net sales for the quarter ended September 30, 1999. Sales also increased due to the recruitment of new customers, hiring of additional sales representatives and higher storage product sales. Despite the increase in revenue during the three months ended September 30, 1999 compared to the three months ended September 30, 1998, we did incur a slowdown in sales in September 1999 in our largest product line, the IBM AS/400(TM). We attribute the slowdown to the Year 2000 issue and its effect on purchasing patterns in end-user accounts. We have determined that larger end-user accounts are reducing their purchases from our value-added reseller customers as they focus on ensuring that their systems are Year 2000 compliant. We expect historical buying patterns to return after the first quarter of 2000.

         During the quarter ended September 30, 1999, sales to Sirius Computer Solutions, Ltd. ("Sirius") accounted for approximately 19% of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between us and Sirius dated September 30, 1997 (the "Sirius Agreement"), pursuant to which we appointed Sirius as one of our industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end-user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales for the remainder of 1999 as it represented in the third quarter of 1999. The Sirius Agreement expires on December 31, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of our relationship with Sirius or a reduction in purchases from us by Sirius could have a material adverse effect upon our business, financial condition and results of operations.

         Cost of sales includes purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit increased 13% to $19,551,000 in the quarter ended September 30, 1999 from $17,248,000 in the quarter ended September 30, 1998. As a percentage of net sales, gross profit decreased to 10.8% for the three months ended September 30, 1999 from 11.5% for the corresponding period in 1998. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which we extend volume discounts to customers and the historically lower gross profit percentage of REAL.

         Selling, general and administrative expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including our information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses; and provision for bad debt losses. Selling, general and administrative expenses (exclusive of our restructuring charge) increased 28% to $15,626,000 in the three months ended September 30, 1999 from $12,177,000 in the same period a year ago due to the purchases of REAL, Infinite and Enlaces, necessary increases in personnel costs, higher depreciation costs incurred as a result of additions to our infrastructure and higher amortization expense as a result of increased goodwill related to acquisitions. This increase was partially offset by eliminations in personnel, depreciation and amortization and facilities expenses resulting from our restructuring in August. As a percentage of net sales, selling, general and administrative expenses were 8.6% for the three months ended September 30, 1999, compared to 8.1% for the same period in 1998. The increase is primarily a result of the revenue shortfall experienced late in the third quarter of 1999.

         During the quarter ended September 30, 1999, we recorded a pre-tax charge totaling $12,800,000 related to the restructuring of corporate functions and the recognition of impaired assets. Of this amount, $4,300,000 represents costs associated with the consolidation of facilities and elimination of redundant back-office functions. The costs associated with the restructuring principally include lease termination costs ($2,000,000), leasehold and other asset disposals ($1,400,000) and personnel (a total of 38 employees, primarily in administration, finance and information technology) severance costs ($900,000). The remaining $8,500,000 represents asset impairment charges related to recorded goodwill and fixed assets. These impairment costs principally include reserves for recorded goodwill related to unprofitable business activities ($7,000,000) and unproductive electronic commerce assets ($1,500,000).

         We decided to restructure our operations as a result of internal reviews of all significant corporate functions. Upon completion of the review, we determined, as a result of multiple acquisitions over the past three years, there were functions, facilities and personnel that were duplicative and unnecessary if properly consolidated.

         The impairment charges were a result of our ongoing evaluation of our assets and the related useful lives and contribution to our company. The goodwill portion of the charge relates to the performance of acquisitions of Target Solutions, Inc., International Data Products, LLC and UniDirect, Inc. The business lines associated with each of these acquisitions have had deteriorating results over the past year, with a significant drop off in the second and third quarters of 1999. The decline is attributable to the fact that these business lines were not within the core distribution competency of our company. As a result, we terminated these operations as part of our restructuring. The fixed asset portion of the impairment charge relates to unsuccessful investments made by our company in an electronic commerce attachment to our business process system.

         As of September 30, 1999, we had approximately $4,200,000 remaining in our restructuring and asset impairment reserve, primarily consisting of lease termination costs ($1,900,000), leasehold and other assets ($1,300,000) and severance ($700,000).

         Interest expense decreased 3% in the three months ended September 30, 1999 versus the same period in 1998. The decrease was a result of more effective use of our working capital to fund operations and limiting the use of our available line-of-credit. The decrease was partially offset by additional interest expense, included as a result of the Enlaces transaction.

         For the third quarter of 1999, we had a beneficial tax rate of 43%. This rate differs from the federal statutory rate of 34%, due to the loss incurred in the quarter as a result of the restructuring charge.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales for the nine months ended September 30, 1999 of $551,833,000 were 48% higher than net sales of $373,233,000 for the corresponding period in 1998. Sales increased due to the continued expansion of our computer systems distribution group, particularly through the acquisitions of MCBA Systems, Inc. ("MCBA") in the second quarter of 1998, REAL in the third quarter of 1998, Infinite in the first quarter of 1999 and Enlaces in the second quarter of 1999. MCBA, REAL, Infinite and Enlaces accounted for approximately $121,173,000 of net sales in the nine months ended September 30, 1999. Sales also increased due to the opening of a sales office in Canada in the second quarter of 1998, the recruitment of new customers, hiring of additional sales representatives, increased integration orders and higher storage product sales.

         During the nine months ended September 30, 1999, sales to Sirius accounted for approximately 16% of our net sales.

         Gross profit increased 35% to $61,049,000 in the nine months ended September 30, 1999 from $45,198,000 in the nine months ended September 30, 1999. As a percentage of net sales, gross profit decreased to 11.1% for the nine months ended September 30, 1999 from 12.1% for the corresponding period in 1998. This decrease is a result of a shift in the relative mix of products being sold, a higher proportion of large orders on which we extend volume discounts to customers and the historically lower gross profit percentages of MCBA and REAL.

         Selling, general and administrative expenses (exclusive of our restructuring charge) increased 40% to $44,699,000 in the nine months ended September 30, 1999 from $32,030,000 in the same period a year ago due to the acquisitions of MCBA, REAL, Infinite and Enlaces, necessary increases in personnel costs, higher depreciation costs incurred as a result of additions to our infrastructure, costs associated with opening an office in Canada and a higher amortization expense as a result of increased goodwill related to acquisitions. As a percentage of net sales, selling, general and administrative expenses were 8.1% for the nine months ended September 30, 1999, compared to 8.6% for the same period in 1998. The decrease is primarily a result of increased operating leverage due to the higher sales volumes and continued emphasis on expense control.

         Interest expense decreased 36% in the nine months ended September 30, 1999 versus the same period in 1998. This was due to the payment of debt associated with the purchase of SMS in the second quarter of 1998. In addition, interest expense was higher in the nine months ended September 30, 1998 due to the amortization of discount for warrants issued in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. During the first quarter of 1998, the warrants were revalued at $2,721,000. We recorded approximately $330,000 in interest expense for the discount on the warrants during the six months ended June 30, 1998. We will not incur an additional expense resulting from the warrants as the unamortized value was expensed as a result of our public offering and subsequent payoff of the debt underlying the warrants in the second quarter of 1998.

         Our effective tax rate is 87% versus the statutory rate of 34% due primarily to non-deductible goodwill, other intangibles and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the nine months ended September 30, 1999 totaled $10,504,000 compared to $4,990,000 for the nine months ended September 30, 1998. Net cash provided by operating activities was primarily attributable to reductions in accounts receivable, partially offset by a decrease in accounts payable and an increase in other current assets. The reductions in accounts receivable was a result of quarterly sales fluctuations as well as increased emphasis on asset management.

         Net cash used in investing activities during the nine months ended September 30, 1999 was $11,736,000 compared to net cash used in investing activities of $18,432,000 during the nine months ended September 30, 1998. Investing activities in the nine months ended September 30, 1999 consisted of the acquisitions of Infinite and Enlaces and continuing leasehold and computer hardware and software investments made at our headquarters, sales office and warehouse and integration center sites.

         Net cash provided by financing activities during the nine months ended September 30, 1999 was $2,582,000 compared to net cash provided by financing activities of $13,443,000 provided during the nine months ended September 30, 1998. Financing activities in the nine months ended September 30, 1999 primarily consisted of borrowings and repayments under the IBMCC Credit Facility. We had net repayments during the first nine months of 1999 as a result of the above noted increased emphasis on asset management.

         Under the IBMCC Credit Facility, our purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by us based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth, net profit after tax, EBITDA to fixed charges and times interest earned ratio, as defined in the IBMCC Credit Facility, and is collateralized by substantially all our assets. We were not in compliance with the current ratio, the net profit after tax ratio and tangible net worth covenants at September 30, 1999. IBMCC granted a waiver as of September 30, 1999 for these specific violations. As of September 30, 1999 we had outstanding borrowings under this agreement of $4,061,000. Cash advances bear interest at prime (8.25% at September 30, 1999) plus 1.875%. Based on eligible assets, as of September 30, 1999, we had available borrowings of approximately $32,000,000.

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

YEAR 2000 COMPLIANCE ISSUES

GENERAL

         We have completed a Year 2000 compliance audit and are essentially complete with the remediation of our internal systems. We still have a limited number of non mission-critical systems to upgrade. We expect to be done with these systems by November 30, 1999. As part of our audit process, we developed and implemented company-wide Year 2000 repair and upgrade to our computer systems and hardware. The audit addressed a broad range of issues affecting us as a result of the programming code in computer and computer related systems.

INTERNAL SYSTEMS

         Our business software system includes an enterprise-wide solution which was upgraded to the most recent version in fiscal 1998, which we believe to be Year 2000 compliant. This system handles our most critical functions, including, finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking. All of our offices are fully integrated into our enterprise-wide business software system. The hardware upgrade for the enterprise-wide solution was completed in April 1999. Since our most critical functions are run on the enterprise-wide business software system, any Year 2000 problems at the hardware or software level could have a material adverse effect on us. If the system failed to work on January 1, 2000, it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers.

         We inventoried and analyzed our remaining centralized computer and embedded systems, as well as our WAN data services, WAN hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues and we have taken appropriate corrective action based on the results of such analysis.

THIRD PARTY SUPPLIERS AND VENDORS

         We have contacted our critical suppliers, manufactures, distributors and other vendors to determine if their operations and the projects and services that they provide to us are Year 2000 compliant. Our largest supplier of product is IBM, with approximately 75% of our revenue derived from sales of IBM products. As a result, we devoted substantial effort in working with IBM to address any potential Year 2000 problems. Absent written assurances of Year 2000 compliance by such third parties, we will assume that such third parties will not be Year 2000 compliant and we will attempt to reduce our risks with respect to the failure of such third parties to be Year 2000 compliant by developing contingency plans. However, there can be no assurance that in all instances contingency plans can be adopted or that they will adequately serve the needs of our customers and other constituents.

PRODUCTS

         Because we are a distributor of mid-range computers, software and peripheral products, the Year 2000 issue is likely to have a substantial affect on the products that we sell. While we have dealt directly with the manufacturers of our products to determine whether such products are Year 2000 compliant, as a distributor, we will not make representations and warranties to our customers regarding Year 2000 compliance of the products we sell. Rather, we assign to our customers the manufacturer's warranties. However, if there are Year 2000 compliance issues it could increase our risk of product returns, increased inventory and/or reduced sales. While we believe that our largest line of products, IBM AS/400 and RS/6000 mid-range servers, are Year 2000 compliant, there can be no assurance that the other products we distribute do not contain undetected errors or defects associated with Year 2000 that may result in material costs to us. Should the IBM AS/400 or RS/6000 mid-range servers fail to be Year 2000 compliant or should IBM be unable to supply product because of Year 2000 issues, the effect on our results of operations, liquidity and financial condition would be severe.

YEAR 2000 COSTS

         The total cost associated with the Year 2000 audit and required modifications to become Year 2000 compliant was not material to our financial position. The total cost of the Project was approximately $1,500,000. It is possible that as we continue our audit and detect problems that are not currently known to us, additional costs may be incurred, which could be substantial.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risk Factors

         WE ARE DEPENDENT UPON IBM AS OUR PRINCIPAL VENDOR

         Our business, financial condition and results of operations are highly dependent upon our relationship with International Business Machines Corporation ("IBM") and upon the continued market acceptance of IBM commercial mid-range servers, storage products and other peripheral equipment. During the year ended December 31, 1998 and the nine months ended September 30, 1999, approximately 80% and 75%, respectively, of our net sales were generated from the sale of IBM products. Our agreement with IBM is non-exclusive and may be unilaterally modified by IBM upon 30 days' written notice, renews automatically but may be terminated by IBM upon written notice given not less than 90 days prior to the renewal date (January 1, 2001), provides no franchise rights and may not be assigned by us. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. As part of our business strategy, and in order to maintain most favorable volume discount status with IBM, we have completed several acquisitions and we are actively engaged in an ongoing search for additional acquisitions. We are also seeking to make minority equity investments in potential large customers for similar purposes. However, we cannot assure you that we will be successful in completing any future acquisitions or in making any equity investments. If we are unable to complete other acquisitions or make equity investments, or are otherwise unable to increase our sales volume through internal growth, we could lose our most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on our relationship with IBM and on our business, financial condition and results of operations. The occurrence of any of the following events could have a material adverse effect upon our business, financial condition and results of operations:

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

         We receive market development funds and other incentives from IBM. These market development and incentive funds directly affect our gross profit and our sales and marketing expenses. Any change in the availability of these market development and incentive funds would have a material adverse effect on our business, financial condition and results of operations.

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

         SIRIUS COMPUTER SOLUTIONS, LTD. ACCOUNTS FOR 16% OF OUR NET SALES

         During the year ended December 31, 1998 and the nine months ended September 30, 1999, sales to Sirius Computer Solutions, Ltd. accounted for approximately 18% and 16%, respectively, of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between Savoir and Sirius dated as of September 30, 1997, under which we appointed Sirius as one of our industry remarketer affiliates for IBM products. This agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end-user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of this agreement and to account for approximately the same percentage of our net sales for the remainder of 1999 as it represented in the first nine months of 1999. The agreement with Sirius expires on December 31, 2000, but may be terminated earlier upon the happening of specified events. This agreement may not be unilaterally terminated by either Savoir or Sirius. Any disruption, change or termination of our relationship with Sirius or a reduction in Sirius's purchases from us could have a material adverse effect upon our business, financial condition and results of operations.

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

         WE ARE DEPENDENT ON KEY PERSONNEL

         Our future success depends in part on the continued service of our key management, technical, sales and marketing personnel and our ability to identify and hire additional personnel. Competition for qualified management, technical, sales and marketing personnel is intense and we cannot assure you that we can retain and recruit adequate personnel to operate our business. Our success is largely dependent on the skills, experience and efforts of our key personnel, particularly P. Scott Munro, Chairman of the Board, Chief Executive Officer and Secretary, and Carlton Joseph Mertens, II, President and Chief Operating Officer, each of whom has entered into an employment agreement with us. The loss of either of these individuals or other key personnel could have a material adverse effect on our business, financial condition and results of operations. We maintain life insurance on Mr. Munro and Mr. Mertens in the amounts of $7.9 million and $10.0 million, respectively.

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

         We have primarily funded our working capital requirements through a $125.0 million Inventory and Working Capital Agreement with IBM Credit Corporation. Borrowings under this credit facility are collateralized by substantially all of our assets, including accounts receivable, inventories and equipment. This credit facility provides that the outstanding interest-bearing cash advance balance is subject to interest at the annual rate of prime plus 1.875% (10.125% at September 30, 1999) and expires on August 31, 2000. IBM Credit Corporation may terminate this credit facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as that term is defined in the documentation for the credit facility). In the event of termination, the outstanding borrowings under the credit facility become immediately due and payable. The termination of this credit facility and our subsequent inability to secure a replacement credit facility on terms and conditions no less favorable than those contained in our present credit facility would have a material adverse effect on our business, financial condition and results of operations. See also Note 3 to Notes to Consolidated Financial Statements.

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

         WE EXTEND CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL

         We sell products to a broad geographic and demographic base of customers and offer unsecured credit terms to our customers. Sirius accounted for approximately 22% of our outstanding accounts receivable at September 30, 1999. No other single customer accounted for more than 10% of our outstanding accounts receivable at September 30, 1999. To reduce our credit risk, we perform ongoing credit evaluations of our customers, maintain an allowance for doubtful accounts and have credit insurance. Historically, we have not experienced losses from write-offs in excess of established reserves. Should our customers increase the rate at which they default on payments due to us, and should we be unable to collect our accounts receivable at a rate consistent with our present experience, it could have a material adverse effect on our business, financial condition and results of operations.

         OUR BUSINESS IS SEASONAL

         The computer distribution industry experiences seasonal trends and, within each quarter, a substantial amount of product is generally sold in the last few days of the quarter. Our largest vendor, IBM, historically has sold up to 35% of its products in the last calendar quarter, and the continuation of this pattern could have an effect on our quarterly net sales. Historically, a substantial portion of our net sales has been made in the last few days of a quarter. Due to our recent significant growth through acquisitions and our increased dependence on the sale of IBM products, sales variations may be magnified in the future and could have a material adverse effect on our business, financial condition and results of operations.

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

         WE ARE SUBJECT TO YEAR 2000 UNCERTAINTIES

         Many presently-installed computer systems and software products are coded to accept only two-digit entries in the date code year field. This date code field will need to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize date information could generate erroneous data or cause a system to fail. We are in the process of completing our Year 2000 compliance audit and remediation plan. The Year 2000 issue creates risks for us from problems in our own computer and embedded systems and from third parties, such as vendors and customers, with whom we deal on financial and other transactions. Failure of our and/or third parties' computer systems could have a material adverse effect upon our ability to conduct our business.

         We believe that our enterprise-wide business software system, which handles our most critical functions, including finance, inventory control, warehousing, shipping and receiving, logistics, purchasing, sales and order taking, is not subject to the Year 2000 problem. If the system as a whole fails to work on January 1, 2000 it could prevent us from controlling our inventory, taking orders, buying inventory and billing our customers. We have inventoried and analyzed our remaining centralized computer and embedded systems, as well as our network data services, network hardware, networking equipment, voice-mail equipment and access and alarm systems, to identify any potential Year 2000 issues, and we have taken appropriate corrective action based on the results of such analysis.

         As part of our Year 2000 audit, we contacted our critical suppliers, manufacturers, distributors and other vendors to determine if their operations and the products and services that they provide to us are Year 2000 compliant. However, we cannot assure you that we will identify all Year 2000 problems in the products or computer systems of our vendors in advance of their occurrence or that our vendors will be able to successfully rectify any problems that are discovered. Absent written assurances of Year 2000 compliance by these third parties, we will assume non-compliance and will attempt to mitigate our risks with respect to these third parties by developing contingency plans. However, we cannot assure you that we can implement contingency plans in all instances or that our contingency plans will adequately serve the needs of our customers and other constituents.

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

         PROVISIONS OF OUR CHARTER AND BYLAWS AND DELAWARE LAW MAY MAKE SAVOIR A LESS ATTRACTIVE ACQUISITION CANDIDATE

         Provisions of our Certificate of Incorporation and of our Bylaws may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Savoir. These provisions could limit the price that investors may be willing to pay for shares of our common stock. We presently have 1,850,012 shares of Series A Preferred Stock outstanding and 10 shares of Series B Preferred Stock outstanding and, without any further vote or action by the stockholders, have the authority to issue up to an additional 8,149,978 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of this additional preferred stock. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could delay or prevent a third party from acquiring a majority of our outstanding voting stock. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in various types of business combinations with interested stockholders. These provisions may delay or prevent a change in control of Savoir without action by the stockholders, and therefore could adversely affect the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.


                                      -24

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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

         As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, on June 18, 1999 a complaint was filed in the Superior Court of Orange County, California by Lee Adams against Western Micro Technology, Inc., WMT Acquisition Corp. and the Company. Mr. Adams' complaint purports to allege causes of action for breach of contract, specific performance, accounting, common count and false promise, arising out of an Agreement and Plan of Reorganization, dated March 17, 1997, by and among Western Micro Technology, Inc., WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams. In addition to equitable relief, the complaint seeks to recover general damages and $10 million in punitive damages. The Company believes the complaint is without merit and intends to defend itself vigorously against this complaint. In addition, the Company has filed a cross-complaint for breach of contract in which it is seeking compensatory damages in the amount of $1.5 million.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.    EXHIBITS

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

         B.    REPORTS ON FORM 8-K.

         No reports on Form 8-K, or amendments to previously filed reports on Form 8-K, were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Registrant:

                                     SAVOIR TECHNOLOGY GROUP, INC.



Dated: November 15, 1999             B           /S/ P. SCOTT MUNRO
                                       ----------------------------------
                                                    P. Scott Munro
                                               Chief Executive Officer


Dated: November 15, 1999             By          /S/ DENNIS J. POLK
                                        ------------------------------------
                                                     Dennis J. Polk
                                        Senior Vice President, Corporate Finance
                                               (Chief Accounting Officer)

                                INDEX TO EXHIBITS

    Exhibit
    -------

      27.1        Financial Data Schedule.