Form 10-Q/A
period 1999-09-30
SAVOIR TECHNOLOGY GROUP INC/DE
filed 1999-12-30
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                               Amendment No. 1 to

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/_/             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File No. 0-11560
                    -------

                          SAVOIR TECHNOLOGY GROUP, INC.
                          ----------------------------

             (Exact name of registrant as specified in its charter)

            Delaware                                     94-2414428
            --------                                     ----------
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

                              YES  /X/    NO  /_/

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at November 1, 1999
              -----                        -------------------------------
  Common Stock $0.01 par value                        13,101,530

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

         A.  Exhibits

     The exhibits listed in the accompanying index to exhibits are filed as part of this Amendment No. 1 to Form 10-Q.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Registrant:

                                    SAVOIR TECHNOLOGY GROUP, INC.



Dated: December 29, 1999            By           /s/ P. Scott Munro
                                       -----------------------------------------
                                                   P. Scott Munro
                                              Chief Executive Officer


Dated: December 29, 1999            By              /s/ Dennis J. Polk
                                       -----------------------------------------
                                                      Dennis J. Polk
                                        Senior Vice President, Corporate Finance
                                               (Chief Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

    Exhibit
    -------

    27.1 Financial Data Schedules for the Second and Third Quarters of 1999 and 1998.

    27.2 Financial Data Schedules for the Second and Third Quarters of 1997 and 1996.