Form 10-K
period 1999-12-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 2000-03-30
CIK 715842

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
 For  the  transition  period  from   _______________  to _______________.

                        Commission File Number 000-11560

                          SAVOIR TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  94-2414428
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

 254 E. HACIENDA AVENUE, CAMPBELL, CA                      95008
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (408) 379-0177

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                                                          NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                          ON WHICH REGISTERED
               -------------------                        ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates on February 24, 2000, based on the last reported sales price for the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $34,265,881. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.


     As of February 24, 2000, there were 13,489,569 outstanding shares of Common Stock, $0.01 par value.

===============================================================================

                          SAVOIR TECHNOLOGY GROUP, INC.

                                TABLE OF CONTENTS

                                 1999 FORM 10-K

Item No.                                                                   Page
--------                                                                   ----
                                     PART I

1.  Business...............................................................   1
2.  Properties.............................................................  14
3.  Legal Proceedings......................................................  15
4.  Submission of Matters to a Vote of Security
      Holders..............................................................  15

                                     PART II

5.  Market for the Registrant's Common Stock
      and Related Stockholder Matters......................................  15
6.  Selected Consolidated Financial Data...................................  17
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations........................  18
7A. Quantitative and Qualitative Disclosures About Market Risk.............  24
8.  Financial Statements and Supplementary Data............................  25
9.  Changes In and Disagreements With Accountants
      on Accounting and Financial Disclosure...............................  46

                                    PART III

10. Directors and Executive Officers of the
      Registrant...........................................................  46
11. Executive Compensation.................................................  48
12. Security Ownership of Certain Beneficial
      Owners and Management................................................  52
13. Certain Relationships and Related
      Transactions.........................................................  54

                                     PART IV

14. Exhibits, Financial Statement Schedules
      and Reports on Form 8-K..............................................  56

                              --------------------

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors," as well as those discussed elsewhere in this Report and in the documents incorporated herein by reference. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Savoir Technology Group, Inc. (the "Company" or "Savoir") undertakes no obligation to publicly release updates or revisions to these statements.

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

     We are a value-added wholesale distributor of commercial mid-range servers, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. We believe that we are one of the leading distributors of IBM's commercial mid-range servers product lines (AS/400 and RS/6000). We also distribute commercial mid-range servers, peripheral equipment and software manufactured by NCR, Telxon, Aironet and the Santa Cruz Operation ("SCO"). We primarily distribute commercial mid-range servers and related products to value-added resellers ("VARs") who generally combine our products with commercial applications software and sell integrated computer systems to end user customers. We also integrate and configure personal computers, workstations and departmental servers for original equipment manufacturers ("OEMs") and VARs and provide and remarket installation and technical support services. Through twelve acquisitions since December 1994 and internal growth, we have expanded our products and services, increased our geographic market coverage, strengthened our management and technical personnel and increased our operating leverage. As a result, our net sales increased from $131.7 million in 1996 to $767.2 million in 1999.

     On March 2, 2000 we agreed to merge with a subsidiary of Avnet, Inc., so that we would become a wholly owned subsidiary of Avnet. The acquisition has been approved by the boards of directors of both entities and is subject to approval by the stockholders of Savoir and regulatory review. If the merger is completed, depending upon the average of the closing trading price of Avnet's common stock during the 15 days ending on the fifth day prior to the vote of our stockholders, our common stockholders will receive between 0.15494 and 0.11452 of a share of Avnet common stock for each share of Savoir stock they own. The transaction is expected to close in June. If the merger is not completed, we may be required to pay Avnet a termination fee of $750,000, and we may be required to pay Avnet an additional fee of $3.75 million if we enter into an acquisition agreement with another company within a year of termination of the Avnet merger agreement. Avnet, Inc. is a Phoenix, Arizona based distributor of semiconductors, interconnect, passive and electromechanical components and computer products. At its last fiscal year end, Avnet reported sales of approximately $6.35 billion.

PRODUCTS AND VENDORS

     Two of our business divisions, the Mid-Range Systems Division and the Computer and Peripherals Group, generate most of our net sales.

     Mid-Range Systems Division. The distribution of commercial mid-range servers in 1999 accounted for approximately 86% of our total net sales. The principal goal of our commercial mid-range systems distribution business is to provide customers with both rapid, accurate delivery of products and quality configuration and technical support. Products distributed by this Division include mid-range servers which run on Unix, OS/400 and NT operating systems, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. In addition to selling new equipment, we also distribute refurbished IBM AS/400 and RS/6000 equipment. Our Mid-Range Systems Division represents four major manufacturers: IBM, NCR, Aironet and Telxon. During the years ended December 31, 1997, 1998, and 1999, approximately 65%, 80% and 82%, respectively, of our net sales was generated from the sale of IBM products (including mid-range and peripheral equipment). Our mid-range IBM product line includes the AS/400 and RS/6000 families of mid-range servers. We have received the IBM business partner leadership award for the past five six-month periods. This award is given by IBM to its top distributor in North America once every six months. Additionally, IBM has named Savoir as one of only five certified e-business partners (and the only distributor) in North America. We are also one of several distributors to qualify for IBM's Authorized Assembly Program ("AAP"). The AAP certification allows us to utilize our integration facilities to assemble custom RS/6000 configurations, allowing for shorter delivery times to customers and a reduction in required inventory levels of pre-configured systems.

     Computer and Peripherals Group. We offer OEMs and departmental server customers a single source for their hardware, software and service needs through our Computer and Peripherals Group ("CPG"). CPG accounted for approximately 14% of our total net sales in 1999. Through CPG, we offer our customers a wide variety of value-added systems integration services up to, and including, the actual installation at the end user site (e.g., "turnkey" systems assembly of departmental servers, workstations, hardware and software "bundling" and light manufacturing). CPG's more advanced products include fault tolerant software, serial port expansion devices and disk striping and mirroring solutions for the SCO/UNIX operating environments. Products assembled and manufactured by CPG include special purpose PC-based subcomponents of larger systems, private-label departmental and small enterprise servers and related peripherals. CPG purchases components manufactured by Intel Corporation, IBM System Storage Division, Sony Electronics, Inc., SCO, Hitachi America, Ltd. and Microsoft Corporation, among others. Through CPG, we also specialize in building systems under long-term contracts for customers seeking fully compatible configurations that remain consistent over time.

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

     Financing, Credit and Leasing Services. We offer our customers various financing and credit options, including open account terms, electronic funds transfer, standby letters of credit, security interest/UCC filings, personal guarantees and end user lock box services. We also offer end user financing programs through third parties, including leasing programs, joint purchase orders, payment agreements and inventory financing programs.

CUSTOMERS

     We currently have approximately 2,600 active customer accounts. One of our customers, Sirius Computer Solutions, Ltd. ("Sirius"), accounted for approximately 11%, 18% and 16% of our net sales in 1997, 1998 and 1999, respectively. No other single customer accounted for more than 10% of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997, as amended by Amendments Nos. 1 and 2 thereto, dated December 31, 1998 and November 30, 1999, respectively (the "Sirius Agreement"), pursuant to which we appointed Sirius as one of our industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales in 2000 as it represented in 1999. The Sirius Agreement expires on December 31, 2000, but may be terminated earlier under certain conditions, not including termination at will.

     We divide our significant customers into the following three broad categories:

     Value-Added Resellers. VARs typically install their own or other vendors' software, configure completed systems and integrate their service offerings with hardware. For example, Sirius purchases IBM mid-range servers from us and typically bundles these servers with software provided by J.D. Edwards. As a result, Sirius is usually able to provide its end user customers with a complete turnkey computer systems package. Similarly, NxTrend, Inc. purchases IBM mid-range servers from us and sells the servers to its end user customers combined with its own proprietary distribution applications software.

     OEMs. These manufacturers similarly integrate or have us integrate our products with their own products prior to distribution to their end user customers. One example of our OEM customers is eShare Technologies ("eShare"), a provider of customer contact and telephone call management systems. eShare uses our capabilities to configure its proprietary software on a preconfigured system which can be shipped directly to eShare's customer. In addition, customers such as Divicom, Inc. and Wang Laboratories, Inc. have found it more efficient to outsource certain specialized products to us as opposed to creating their own internal infrastructure.

     Systems Integrators. Systems integrators focus on delivering non-industry specific solutions to the end user customer. The solutions may include electronic commerce, networking, Intranet/Internet configurations and application-specific solutions. For example, Innovative Business Systems, Inc. designs and installs network systems solutions in a variety of application environments that incorporate commercial mid-range servers purchased from Savoir.

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

     As of December 31, 1999, we had approximately 140 direct sales personnel. We have a North American presence served by sales offices in Campbell and Lake Forest, California, Chicago, Illinois, Boston, Massachusetts, Huntsville, Alabama, Atlanta, Georgia, Monterrey and Mexico City, Mexico, San Antonio, Texas and Ontario, Canada. Centralized marketing departments located in Campbell and San Antonio support our sales offices. We generally compensate our sales and marketing personnel based on attainment of specified gross profit targets.

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

     Inventory Control

     For both the Mid-Range Systems Division and CPG, our computer system automatically determines price and availability of inventory and can allocate inventory to bills of material. This computer system manages all of our inventories at all of our locations throughout the United States. Inventories are overseen by a dedicated group of product specialists, assigned by product line, whose responsibility it is to appropriately manage inventory levels and turnover.

     Warehouse and Integration Facilities; Shipping

     We maintain inventory stocking locations in Lake Forest and Fremont, California, Atlanta, Georgia, Chicago, Illinois, Boston, Massachusetts, and San Antonio, Texas. In addition, we have a major integration facility in Fremont, California, adjacent to our warehouse, with other integration facilities in Atlanta, Lake Forest, Chicago and San Antonio. Our Fremont integration facility is ISO 9002 certified. We currently ship products from our warehouses via FedEx, UPS and other common carriers. In addition, we distribute a significant portion of our products by having our vendors drop-ship the products to our customers.

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

     Through the Mid-Range Systems Division, we compete with national, regional and local distributors, including, but not limited to, Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hall-Mark Global Solutions, a subsidiary of Avnet, Inc., and Pioneer Standard Electronics, Inc. In some limited circumstances, we compete with our own vendors. In the distribution of storage products, we compete with national, regional and local distributors. Through CPG, we compete with contract manufacturers, systems integrators and certain assemblers of computer products. We have experienced, and expect to continue to experience, increased competition from current and potential competitors, many of which have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than we do. Accordingly, such competitors or future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Competitors which are larger than us may be able to obtain more favorable pricing and terms from vendors than we can. As a result, we may be at a disadvantage when competing with these larger companies. If we fail to compete effectively, our business, financial condition and results of operations would be materially and adversely affected.

     EMPLOYEES

     As of February 24, 2000, we had approximately 585 full-time employees. We are not a party to any collective bargaining agreement and consider our employee relations to be good.

Risk Factors

     RISKS RELATED TO THE PROPOSED ACQUISITION OF US BY AVNET

     The expected benefits of combining Avnet and Savoir may not be realized

     We entered into the merger agreement with Avnet with the expectation that the merger will result in benefits to the combined companies, including reduced costs as a percentage of sales due to increased economies of scale, greater access to capital, stronger buying power with our vendors and broader offerings of products to our customers. If we are not able to integrate effectively our technology, operations and personnel in a timely and efficient manner, then the benefits of the merger will not be realized, and, as a result, the combined companies' operating results and the market price of Avnet's common stock may be adversely affected. In particular, if the integration is not successful:

     o    we may lose key personnel; and

     o    we may not be able to retain our customers.

     In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, and could significantly harm the combined companies' business and operating results.

     Failure to complete the proposed merger could harm our stock price and future business and operations

     If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

     o we may be required to pay Avnet a termination fee of $750,000, and we may be required to pay Avnet an additional fee of $3.75 million if we enter into an acquisition agreement with another company within a year of termination of the Avnet merger agreement;

     o the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

     o costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

     In addition, our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers could materially and adversely affect our business, regardless of whether the merger is ultimately completed. Similarly, our current and prospective employees may experience uncertainty about their future role with Avnet until Avnet's strategies with regard to Savoir are announced or executed. This may adversely affect our ability to attract and retain key management, marketing and technical personnel.

     Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may be unable to find a partner willing to pay an equivalent or more attractive price than the price proposed to be paid in the merger. In addition, while the merger agreement is in effect and subject to limited exceptions, we are prohibited from soliciting, initiating or inducing or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Avnet. We granted Avnet an option to purchase shares of our common stock, and if the merger agreement is terminated, because of that option, we may not be able to account for future transactions as a "pooling of interests."

     RISKS RELATED TO OUR BUSINESS

     The following risk factors include risks related to our business without taking into account the proposed merger. Risks such as those relating to strategic acquisitions may not apply if the proposed merger is completed.

     We are dependent upon IBM as our principal vendor

     Our business, financial condition and results of operations are highly dependent upon our relationship with International Business Machines Corporation ("IBM") and upon the continued market acceptance of IBM commercial mid-range servers, storage products and other peripheral equipment. During the years ended December 31, 1997, 1998 and 1999, approximately 65%, 80% and 82%, respectively, of our net sales were generated from the sale of IBM products and we expect this percentage to remain constant in 2000. Our agreement with IBM is non-exclusive and may be unilaterally modified by IBM upon 30 days' written notice, renews automatically but may be terminated by IBM upon written notice given not less than 90 days prior to the renewal date (January 1, 2001), provides no franchise rights and may not be assigned by us. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. As part of our business strategy, and in order to maintain most favorable volume discount status with IBM, we have completed several acquisitions and we are actively engaged in an ongoing search for additional acquisitions. We are also seeking to make minority equity investments in potential large customers for similar purposes. However, we cannot assure you that we will be successful in completing any future acquisitions or in making any equity investments. If we are unable to complete other acquisitions or make equity investments, or are otherwise unable to increase our sales volume through internal growth, we could lose our most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on our relationship with IBM and on our business, financial condition and results of operations. The occurrence of any of the following events could have a material adverse effect upon our business, financial condition and results of operations:

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

     Through our Mid-Range Systems Division, we compete with national, regional and local distributors, including Gates/Arrow Commercial Systems, a division of Arrow Electronics, Inc., Hall-Mark Global Solutions, a subsidiary of Avnet, Inc., and Pioneer Standard Electronics, Inc. In some limited circumstances, we also compete with our own vendors. In the distribution of storage products, we compete with national, regional and local distributors. Through our Computers and Peripherals Group, we compete with contract manufacturers, systems integrators and assemblers of computer products.

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

     Sirius Computer Solutions, Ltd. accounts for 16% of our net sales

     During the years ended December 31, 1997, 1998 and 1999, sales to Sirius Computer Solutions, Ltd. accounted for approximately 11%, 18% and 16%, respectively, of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between Savoir and Sirius dated as of September 30, 1997, under which we appointed Sirius as one of our industry remarketer affiliates for IBM products. This agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of this agreement and to account for approximately the same percentage of our net sales in 2000 as it represented in 1999. The agreement with Sirius expires on December 31, 2000, but may be terminated earlier upon the happening of specified events. This agreement may not be unilaterally terminated by either Savoir or Sirius. Any disruption, change or termination of our relationship with Sirius or a reduction in Sirius's purchases from us could have a material adverse effect upon our business, financial condition and results of operations.

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

     We have significant future capital needs, and the availability of additional financing is uncertain

     Our operations to date have required substantial amounts of working capital to finance accounts receivable and product inventories. Although we believe that we have sufficient funds, or alternate sources of funds, to carry on our business as presently conducted through 2000, we will need to raise additional amounts through public or private debt or equity financings in order to achieve the growth contemplated by our business plan. We cannot assure you that additional financing of any type will be available on acceptable terms, or at all, and failure to obtain such financing could have a material adverse effect upon our business, financial condition and results of operations.

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

     We have primarily funded our working capital requirements through a $125.0 million Inventory and Working Capital Agreement with IBM Credit Corporation. Borrowings under this credit facility are collateralized by substantially all of our assets, including accounts receivable, inventories and equipment. This credit facility provides that the outstanding interest-bearing cash advance balance is subject to interest at the annual rate of prime plus 1.875% (10.375% at December 31, 1999) and expires on August 31, 2000. IBM Credit Corporation may terminate this credit facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as that term is defined in the documentation for the credit facility). In the event of termination, the outstanding borrowings under the credit facility become immediately due and payable. The termination of this credit facility and our subsequent inability to secure a replacement credit facility on terms and conditions no less favorable than those contained in our present credit facility would have a material adverse effect on our business, financial condition and results of operations.

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

     We extend credit to customers without requiring collateral

     We sell products to a broad geographic and demographic base of customers and offer unsecured credit terms to our customers. Sirius accounted for approximately 16% of our outstanding accounts receivable at December 31, 1999. No other single customer accounted for more than 10% of our outstanding accounts receivable at December 31, 1999. To reduce our credit risk, we perform ongoing credit evaluations of our customers, maintain an allowance for doubtful accounts and have credit insurance. Historically, we have not experienced losses from write offs in excess of established reserves. Should our customers increase the rate at which they default on payments due to us, and should we be unable to collect our accounts receivable at a rate consistent with our present experience, it could have a material adverse effect on our business, financial condition and results of operations.

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

     Our planned international expansion may not be successful

     One of the elements of our business strategy is to expand internationally. We are currently distributing IBM products in Canada and Mexico. We cannot assure you that we will be able to continue to expand our international business successfully. Risks inherent in doing business on an international level include:

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

                                                                                                         Lease
                                                                                      Approximate     Expiration
                    Location                                Principal Use            Square Footage      Date
                    --------                                -------------            --------------   -----------

Campbell, California...........................    Corporate Headquarters and             24,000         2000
                                                   Sales Office

San Antonio, Texas.............................    Savoir Operational Headquarters       120,000         2003
                                                   and Sales, Warehouse,
                                                   Distribution, Integration
                                                   Center, Marketing and Technical
                                                   Support Office

Fremont, California............................    Warehouse, Distribution and            66,500         2003
                                                   Integration Center

Atlanta, Georgia...............................    Warehouse, Distribution,               16,500         2002
                                                   Integration Center and Sales
                                                   Office

Lake Forest, California (a suburb of Los Angeles)  Warehouse, Distribution,               13,300         2004
                                                   Integration Center, Sales
                                                   Office and Technical Support
                                                   Office

Burr Ridge, Illinois (a suburb of Chicago).....    Warehouse, Distribution,               16,900         2003
                                                   Integration Center and
                                                   Technical Support and Sales
                                                   Office

Framingham, Massachusetts (a suburb of Boston).    Sales Office                           11,200         2000



                                                                                                         Lease
                                                                                      Approximate     Expiration
                    Location                                Principal Use            Square Footage      Date
                    --------                                -------------            --------------   -----------




Huntsville, Alabama............................    Sales Office                            6,000         2002

Monterrey, Mexico..............................    Sales Office                            2,700         2000

Mississauga, Ontario, Canada...................    Sales Office                            3,300         2001


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

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Other than as set forth below, we are not a party to any material pending legal proceeding, nor is our property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of our business and incidental to our business, none of which are expected to have a material adverse impact upon our business, financial position or results of operations.

     On June 18, 1999 a complaint was filed in the Superior Court of Orange County, California by Lee Adams against Western Micro Technology, Inc., WMT Acquisition Corp. and us. Mr. Adams' complaint purports to allege causes of action for breach of contract, specific performance, accounting, common count and false promise, arising out of an Agreement and Plan of Reorganization, dated March 17, 1997, by and among Western Micro Technology, Inc., WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams. In addition to equitable relief, Mr. Adams' complaint seeks to recover compensatory damages in the amount of $10.0 million and punitive damages according to proof. Mr. Adams has subsequently dismissed without prejudice his cause of action for accounting. We believe the complaint is without merit and intend to defend ourselves vigorously against this complaint. In addition, we have filed a cross-complaint for breach of contract in which we are seeking compensatory damages in the amount of $1.5 million. The case has been set for trial on July 17, 2000.

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

                                                       High           Low
                                                       ----           ---
YEAR ENDED DECEMBER 31, 1998
     First Quarter..............................    $    12.75    $     9.63
     Second Quarter.............................         13.44          9.13
     Third Quarter..............................         12.75          4.31
     Fourth Quarter.............................          9.50          5.31
YEAR ENDED DECEMBER 31, 1999
     First Quarter..............................    $    12.50    $     8.63
     Second Quarter.............................         10.75          7.50
     Third Quarter..............................          9.75          7.75
     Fourth Quarter.............................          8.38          4.31

     (b) Holders

     As of February 24, 2000, there were approximately 260 stockholders of record and approximately 1,900 beneficial stockholders of our Common Stock.

     (c) Dividends

     We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all available funds for use in the operation of our business, including possible acquisitions, and do not intend to pay any cash dividends in the foreseeable future.

     (d) Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

     Not applicable.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          ------------------------------------


                                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                        1995        1996         1997        1998        1999
                                                        ----        ----         ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


Statements of Operations Data:
     Net sales.................................      $ 106,462   $131,697     $237,884    $ 593,341   $ 767,243
     Cost of goods sold........................         93,416    114,389      205,089      526,113     683,292
                                                     ---------   --------     --------    ---------   ---------

     Gross profit..............................         13,046     17,308       32,795       67,228      83,951

     Selling, general and administrative expenses..     13,694     13,716       25,969       46,002      61,083
     Restructuring charges.....................          3,600         --           --           --      11,287
                                                     ---------   --------     --------    ---------   ---------

     Operating income (loss)...................         (4,248)     3,592        6,826       21,226      11,581
     Interest expense..........................            850        978        3,181        4,318       2,842
                                                     ---------   --------     --------    ---------   ---------

     Income (loss) before income taxes.........         (5,098)     2,614        3,645       16,908       8,739
     Income tax expense........................             --        276          335        8,268       6,948
                                                     ---------   --------     --------    ---------   ---------

     Income (loss) before extraordinary item...         (5,098)     2,338        3,310        8,640       1,791
     Extraordinary item, net of tax............             --         --           --       (2,338)         --
                                                     ---------   --------     --------    ---------   ---------

     Net income (loss).........................      $  (5,098)  $  2,338     $  3,310    $   6,302   $   1,791
                                                     ==========  ========     ========    =========   =========

     Net income (loss) per share: (1)
        -Basic.................................      $    (1.36) $   0.55     $   0.57    $    0.10   $    0.03
        -Diluted...............................      $    (1.36) $   0.52     $   0.55    $    0.09   $    0.03
     Number of shares used in per share
calculations:(1)
        -Basic.................................           3,756     4,255        4,902        8,714      12,387
        -Diluted...............................           3,756     4,513        5,976        9,343      12,951




                                                                           AS OF DECEMBER 31,
                                                     --------------------------------------------------------
                                                        1995        1996         1997        1998        1999
                                                        ----        ----         ----        ----        ----
                                                                            (IN THOUSANDS)

BALANCE SHEET DATA:
     Working capital...........................      $   7,312   $  7,448     $  6,454    $   3,455   $   5,569
     Total assets..............................         35,899     63,276      186,888      308,902     324,693
     Short-term debt...........................          7,126     11,335       15,579       22,260      23,987
     Long-term debt, less current portion......            117         53       22,330        1,087       4,376
     Stockholders' equity......................         11,004     15,714       47,080       93,567     112,790

----------
(1) See Note 7 of Notes to Consolidated Financial Statements for information concerning the computation of net income (loss) per share.

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

OVERVIEW

     Recognizing the consolidation trend in the commercial mid-range systems distribution industry, we commenced our acquisition strategy in December 1994 with the acquisition of First Computer Corporation. Since then, we have focused upon expanding our commercial mid-range server distribution business through internal growth and strategic acquisitions. Since December 1994, we have completed twelve acquisitions, which have expanded our products and services, increased our geographic market coverage, strengthened our management and technical personnel and increased our operating leverage. The following table summarizes our acquisition history:

                                                                                                    Estimated Earnout
                                                                                                        Potential
                                                Initial Consideration   Actual Earnout Paid(1)       Consideration(1)
                                              ------------------------  ----------------------  ----------------------
                                                            Shares of                Shares of                Shares of
                                 Transaction                  Common                  Common                   Common
      Acquisition Target              Date        Cash       Stock        Cash        Stock       Cash         Stock
      ------------------         -----------  -----------   ----------   --------   -----------  --------   ------------

Enlaces ("Enlaces")(2).........    4/27/99    $ 5,200,000    235,638          --           --   $5,000,000        --

Infinite Solutions, Inc.
("Infinite")(3)................    1/4/99       2,750,000     88,560          --           --           --        --

REAL Applications, Ltd.
("REAL")(4)....................    9/8/98      12,875,000         --          --           --           --        --

MCBA Systems, Inc. ("MCBA")(5).    6/5/98                    852,854          --    1,500,000           --        --

UniDirect Corporation
("UDC")(6).....................    5/15/98      2,900,000         --          --           --           --        --

Star Management Services, Inc.
     ("SMS")(7)................    9/30/97     42,150,000    460,000    $5,000,000         --           --        --

Target Solutions, Inc.
("TSI")(8).....................    3/17/97             --    220,273          --           --           --        --

International Data Products,
LLC  ("IDP")(9)................   11/29/96        265,000         --          --      140,000           --        --

Star Technologies, Inc.
("STI")(10)....................    11/7/96             --    113,263          --      166,800           --        --

R&D Hardware Systems Company
     of Colorado ("R&D")(11)...    1/2/96       1,000,000    125,000          --       78,587           --        --

International Parts, Inc.
("IPI")(12)....................   11/18/95             --    300,000          --       42,516           --        --

First Computer Corporation
     ("FCC")(13)...............    12/1/94             --    328,943          --           --           --        --

----------

(1)  As of February 24, 2000.
(2) For the year ended December 31, 1998, Enlaces had unaudited revenues of approximately $17 million.
(3) For the year ended December 31, 1998, Infinite had unaudited revenues of approximately $19 million.
(4) For the year ended April 30, 1998, REAL had audited revenues of approximately $80 million.



(5) We also canceled indebtedness of $487,000 owed to the Company by MCBA at the time of acquisition. For the year ended December 31, 1997, MCBA had audited revenues of approximately $27 million.

(6) For the year ended December 31, 1997, UDC had unaudited revenues of approximately $18 million. We also issued a $1.7 million promissory note to the former parent company of UDC. At December 31, 1999, the balance on the note was $800,000.

(7) For the eleven months ended September 30, 1997, SMS had audited revenues of approximately $87 million.

(8) For the year ended December 31, 1996, TSI had unaudited revenues of approximately $15 million. The TSI agreement provides for a total earnout potential consideration of $10,000,000 in cash and stock.

(9) Excludes assumed liabilities of $424,000. For the year ended December 31, 1995, IDP had unaudited revenues of $5 million.

(10) For the year ended June 30, 1996, STI had unaudited revenues of approximately $8 million.

(11) For the year ended December 31, 1995, R&D had unaudited revenues of approximately $10 million.

(12) For the year ended December 31, 1994, IPI had unaudited revenues of approximately $15 million.

(13) For the year ended December 31, 1993, FCC had unaudited revenues of approximately $6 million.


INCOME TAXES

     Due to the use of net operating loss carryforwards generated in 1995 and years prior, our effective tax rate was 9.2% in 1997, as compared to a normal combined effective tax rate of approximately 40% for federal and state income taxes. As of December 31, 1997, we had used substantially all of our available federal net operating loss carryforward amounts. Due to the significant amount of non-tax deductible amortization expense related to goodwill incurred in certain acquisitions, our effective tax rates were 48.9% in 1998 and 79.5% in 1999. The 1999 tax rate was also affected by the write off of nondeductible intangible assets as part of the restructuring charge.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:


                                                                              Fiscal Year Ended December 31,
                                                                             --------------------------------
                                                                             1997          1998          1999
                                                                             -----        ------        -----


Net sales..........................................................           100.0%       100.0%        100.0%
Cost of goods sold.................................................            86.2         88.7          89.1
                                                                              -----         -----         -----
     Gross profit..................................................            13.8         11.3          10.9
Selling, general and administrative expenses.......................             9.8          6.7           6.7
Restructuring charge...............................................            --           --             1.5
Depreciation and amortization expense..............................             1.1          1.1           1.2
                                                                              -----         -----         -----
     Total operating expenses......................................            10.9          7.8           9.4
                                                                              -----         -----         -----
     Operating income..............................................             2.9          3.5           1.5
Interest expense...................................................             1.4          0.6           0.4
                                                                              -----         -----         -----
Income before income taxes and extraordinary item..................             1.5          2.9           1.1
Income tax expense.................................................             0.1          1.4           0.9
                                                                              -----         -----         -----
Income before extraordinary item...................................             1.4          1.5           0.2
Extraordinary item, net of tax effect..............................            --           (0.4)         --
                                                                              -----         -----         -----
Net income.........................................................             1.4%         1.1%          0.2%
                                                                              ======        ======        =====


COMPARISONS OF YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     Net Sales. Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales increased by 29.3% to $767.2 million in 1999 from

$593.3 million in 1998, and 149.4% in 1998 from $237.9 million in 1997.
Sales increased due to the continued expansion of our computer systems distribution business. The acquisitions of Infinite and Enlaces also contributed to the rise in our revenue. Infinite and Enlaces accounted for approximately $37.4 million of net sales in 1999. Sales also increased due to the recruitment of new customers, hiring of additional sales representatives and higher storage product sales. Despite the increase in revenue during the third and fourth quarters of 1999 compared to the third and fourth quarters of 1998, we did incur a slowdown in sales in the third and fourth quarters of 1999 in our largest product line, the IBM AS/400(TM). We attribute the slowdown to the Year 2000 issue and its effect on purchasing patterns in end user accounts. We have determined that larger end user accounts reduced their purchases from our value-added reseller customers as they focused on ensuring that their systems are Year 2000 compliant. We expect historical buying patterns to return after the first quarter of 2000. The acquisitions of MCBA and REAL, the opening of a sales office in Canada and increased software sales, primarily as a result of the acquisition of UDC, contributed to the rise in revenue in 1998. MCBA, REAL and UDC accounted for approximately $64.2 million of net sales in 1998.

     For the years ended December 31, 1997, 1998 and 1999, sales to Sirius accounted for approximately 11%, 18% and 16%, respectively, of our net sales. Our sales to Sirius are made under the Sirius Agreement, pursuant to which we appointed Sirius as one of our industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales in 2000 as it represented in 1999. The Sirius Agreement expires on December 31, 2000, but may be terminated earlier under certain conditions, not including termination at will.

     Gross Profit. Cost of sales is comprised of purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit as a percentage of net sales is affected by several factors including the mix of high margin and low margin products and services and the proportion of large orders on which we extend volume discounts to our customers. Gross profit increased by 24.9% to $84.0 million in 1999 from $67.2 million in 1998, and by 105.0% in 1998 from $32.8 million in 1997. Gross profit as a percentage of net sales was 10.9% in 1999, 11.3% in 1998 and 13.8% in 1997. The decreases are a result of a higher proportion of large orders on which we extended volume discounts to our customers.

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

     Selling, general and administrative expenses (excluding depreciation and amortization expense and restructuring charge) increased by 31.5% to $52.2 million in 1999 from $39.7 million in 1998, and by 70.3% in 1998 from $23.3 million in 1997. Selling, general and administrative expenses as a percentage of net sales were 6.7% in 1999, 6.7% in 1998 and 9.8% in 1997. In 1999, selling, general and administrative expenses increased due to the acquisitions of Infinite and Enlaces, a full year of expenses related to the 1998 acquisitions of MCBA, REAL and UDC, necessary personnel increases as a result of higher systems sales and the costs associated with reviewing potential international acquisitions that were not completed. As a percentage of net sales, selling, general and administrative expenses were essentially the same in 1999 as in 1998 as a result of the revenue shortfall experienced in the third and fourth quarter of 1999. In 1998, selling, general and administrative expenses as a percentage of net sales decreased due to the economies of scale generated from acquisitions and rapid net sales growth.

     Depreciation and amortization expense increased by 41.3% to $8.9 million in 1999 from $6.3 million in 1998, and by 137.1% in 1998 from $2.7 million in 1997. Depreciation and amortization expense as a percentage of net sales was 1.2% for 1999 and 1.1% for 1998 and 1997. Depreciation and amortization increased during 1999 and 1998 as a result of higher amortization expense from increased goodwill related to larger acquisitions and increased depreciation costs due to leasehold improvements and computer equipment additions.

     The consolidated statements of operations for 1999 include pre-tax charges totaling $11.3 million related to the restructuring of corporate functions and the recognition of impaired assets. Of this amount, $2.8 million represents costs associated with the consolidation of facilities and elimination of redundant back-office functions. The costs associated with the restructuring principally include lease termination costs ($500,000), leasehold and other asset disposals ($1.4 million) and personnel (a total of 38 employees, primarily in administration, finance and information technology) severance costs ($900,000). The remaining $8.5 million represents asset impairment charges related to recorded goodwill and fixed assets. These impairment costs principally include the write off of goodwill ($7.0 million) related to unprofitable business activities acquired in previous purchases (Target Solutions, Inc., International Data Products, LLC and UniDirect, Inc.), the operations of which we have terminated as part of our restructuring. The balance of the impairment charge relates to the write off of unproductive electronic commerce assets ($1.5 million).

     We decided to restructure our operations as a result of internal reviews of all significant corporate functions. Upon completion of the review, we determined, as a result of multiple acquisitions over the past three years, that there were functions, facilities and personnel that were duplicative and unnecessary if properly consolidated.

     The impairment charges were a result of our ongoing evaluation of our assets and the related useful lives and contributions to our company of these assets. The goodwill portion of the charge relates to the acquisitions of Target Solutions, Inc., International Data Products, L.L.C. and UniDirect, Inc. The business lines associated with each of these acquisitions have had deteriorating results over the past year, with a significant drop off in the second and third quarters of 1999. The decline is attributable to the fact that these business lines were not within the core distribution competency of our company. As a result, we terminated these operations as part of our restructuring. The fixed asset portion of the impairment charge relates to unsuccessful investments made by our company in an electronic commerce attachment to our business process system.

     Operating Income. Operating income decreased by 45.3% to $11.6 million in 1999 from $21.2 million in 1998, and increased in 1998 by 211.0% from $6.8 million in 1997. Operating income as a percentage of net sales was 1.5% in 1999, 3.5% in 1998 and 2.9% in 1997. The decrease in operating income in 1999 was primarily due to the restructuring charge in the third quarter of 1999 and revenue shortfall experienced in the third and fourth quarters of 1999. Operating income increased in 1998 due to higher net sales and economies of scale.

     Interest Expense. Interest expense decreased by 34.9.% to $2.8 million in 1999 from $4.3 million in 1998 and increased by 35.7% from $3.2 million in 1997. Interest expense as a percentage of net sales was 0.4% in 1999, 0.6% in 1998 and 1.4% in 1997. Interest expense decreased in 1999 due to a more effective use of working capital to fund operations and limiting the use of our line-of-credit. In 1998 interest expense increased due to additional borrowings necessary to fund acquisitions, infrastructure additions and overall growth. In addition, interest expense in 1998 also increased due to the amortization of a discount on warrants issued in September 1997. The warrants were originally determined to have a fair market value of $1,330,000, which was recorded as discount on notes payable. During the first quarter of 1998, the warrants were revalued at $2,721,000. We recorded approximately $330,000 in interest expense for the discount on the warrants in 1998. We will not incur an additional expense resulting from the warrants as the unamortized value was expensed as a result of our public offering and subsequent payoff of the debt underlying the warrants.

     Income Taxes. Income tax expense was $6.9 million, $8.3 million and $335,000 in 1999, 1998 and 1997, respectively, reflecting effective tax rates of 79.5%, 48.9% and 9.2%, respectively. In 1999 and 1998, our effective tax rates were higher than the federal statutory rate (35.0%) due to non-deductible goodwill and other expenses, state income taxes and foreign taxes in excess of the federal statutory rate. Our effective tax rates were lower than the statutory rates in 1997 due to the utilization of net operating loss carryforwards from losses generated in 1995 and prior and the release of the valuation allowance against the deferred tax assets. These net operating loss carryforwards were fully applied in 1997.

     In connection with the repayment of our outstanding debt obligations, we recorded an extraordinary charge in 1998 of $2,338,000, net of tax, resulting from a prepayment penalty, the write off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly financial data and such data expressed as a percentage of net sales for the quarters of 1998 and 1999. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Report, and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                            1998                                          1999
                                    --------------------------------------------- -------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      FIRST       SECOND      THIRD     FOURTH      FIRST      SECOND      THIRD      FOURTH
                                     QUARTER     QUARTER     QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER
                                    ---------- ----------   ---------  ---------- ---------- ----------  ---------- ----------

Net sales.......................... $  100,504 $  122,920   $  149,809 $  220,108 $  168,569 $  201,687  $  181,577 $  215,410
Cost of goods sold.................     87,443    108,031      132,561    198,078    149,476    179,282     162,026    192,508
                                    ---------- ----------   ---------- ---------- ---------- ----------  ---------- ----------
     Gross profit..................     13,061     14,889       17,248     22,030     19,093     22,405      19,551     22,902
                                    ---------- ----------   ---------- ---------- ---------- ----------  ---------- ----------

Selling, general and administrative
     expenses......................      8,025      9,067       10,551     12,028     11,606     12,988      13,330     14,273
Depreciation and amortization......      1,201      1,560        1,626      1,944      2,021      2,458       2,296      2,111
Restructuring charge...............         --         --           --         --         --         --      12,800     (1,513)
                                    ---------- ----------   ---------- ---------- ---------- ----------  ---------- -----------
     Total operating expenses......      9,226     10,627       12,177     13,972     13,627     15,446      28,426     14,871
                                    ---------- ----------   ---------- ---------- ---------- ----------  ---------- ----------

     Operating income (loss).......      3,835      4,262        5,071      8,058      5,466      6,959      (8,875)     8,031
Interest expense...................      1,709        963          605      1,041        738        774         586        744
                                    ---------- ----------   ---------- ---------- ---------- ----------  ---------- ----------
Income (loss) before income taxes
     and extraordinary item........      2,126      3,299        4,466      7,017      4,728      6,185      (9,461)     7,287
Income tax expense (benefit).......      1,033      1,618        2,179      3,438      2,317      3,013      (4,063)     5,681
                                    ---------- ----------   ---------- ---------- ---------- ----------  ---------------------
Income (loss) before extraordinary
item                                     1,093      1,681        2,287      3,579      2,411      3,172      (5,398)     1,606
Extraordinary item, net of tax
effect.............................         --     (2,338)          --         --         --         --          --         --
                                    ---------- -----------  ---------- ---------- ---------- ----------  -------------- ------
     Net income (loss)............. $    1,093 $     (657)  $    2,287 $    3,579 $    2,411 $    3,172  $   (5,398)   $ 1,606
                                    ========== ===========  ========== ========== ========== ==========  ============== ======
Income before extraordinary item -
Basic.............................. $     0.12 $      0.16  $    (0.20)$     0.30 $     0.18 $      0.23 $     (0.44)  $  0.10
Extraordinary item, Net of tax
effect............................. $      --  $     (0.30) $      --  $       -- $      --  $       --  $       --    $    --
Net income (loss) - Basic.......... $     0.12 $     (0.14) $    (0.20)$     0.30 $     0.18 $      0.23 $     (0.44)  $  0.10
                                    ========== ===========  ========== ========== ========== =========== ============== =======
Income before extraordinary
   item - diluted.................. $     0.11 $      0.08  $    (0.20)$     0.27 $      0.17$      0.21 $     (0.44)  $  0.10
Extraordinary item, net of tax
effect............................. $      --  $     (0.22) $      --  $      --  $       --
Net income (loss) - Diluted........ $     0.11 $      0.30  $    (0.20)$     0.27 $      0.17$      0.21 $     (0.44)  $  0.10
                                    ========== ===========  ========== ========== ============== ======= ============== =======

                                                                       AS A PERCENTAGE OF NET SALES
                                     -------------------------------------------------------------------------------------------

Net sales..........................       100.0%     100.0%      100.0%      100.0%     100.0%     100.0%      100.0%     100.0%
Cost of goods sold.................        87.0       87.9        88.5        90.0       88.7       88.9        89.2       89.4
                                    ------------   ----------  ----------   ----------  ---------  --------   ---------   ---------
     Gross profit..................        13.0       12.1        11.5        10.0       11.3       11.1        10.8       10.6
                                    ------------   ----------  ----------   ----------  ---------  --------   ---------   ---------
Selling, general and administrative
     expenses......................         8.0        7.4         7.0         5.5        6.9        6.4         7.3        6.6
Depreciation and amortization......         1.2        1.2         1.1         0.8        1.2        1.3         1.4        1.0
Restructuring charge...............         --         --          --          --         --         --          7.0       (0.7)
                                    ------------   ----------  ----------   ----------  ---------  --------   ---------   ---------
     Total operating expenses......         9.2        8.6         8.1         6.3        8.1        7.7        15.7        6.9
                                    ------------   ----------  ----------   ----------  ---------  --------   ---------   ---------
     Operating income (loss).......         3.8        3.5         3.4         3.7        3.2        3.4        (4.9)       3.7
Interest expense...................         1.7        0.8         0.5         0.5        0.4        0.3         0.3        0.4
                                    ------------   ----------  ----------   ----------  ---------  --------   ---------   ---------
     Income (loss) before income
        taxes and extraordinary item        2.1        2.7         2.9         3.2        2.8        3.1        (5.2)       3.3
Income tax expense (benefit).......         1.0        1.3         1.4         1.6        1.4        1.5        (2.2)       2.6
                                    ------------   ----------  ----------   ----------  ---------  --------   ---------   ---------
Income (loss) before extraordinary
item ..............................         1.1        1.4         1.5         1.6        1.4        1.6        (3.0)       0.7
Extraordinary item, net of  tax
effect.............................         --        (1.9)        --          --         --         --          --         --
                                    ------------   ----------  ----------   ----------  ---------  --------   ---------   ---------
     Net income (loss).............         1.1%      (0.5)%       1.5%        1.6%       1.4%       1.6%       (3.0)%      0.7%
                                    ============   ==========  ==========   ==========  =========  ========   =========   =========

     Our quarterly net sales and operating results may vary significantly as a result of a variety of factors, including, but not limited to, changes in the supply and demand for commercial mid-range servers, peripheral equipment, software and related services, the cost, timing and integration of acquisitions, the addition or loss of a key vendor or customer, the introduction of new technologies, changes in manufacturers' prices, price protection policies or stock rotation privileges, changes in market development funds, changes in the level of operating expenses, product supply shortages, disruption of warehousing or shipping channels, inventory adjustments, increases in the amount of accounts receivable written off, price competition, changes in the mix of products sold through distribution channels and in the mix of products purchased by OEMs. Operating results could also be adversely affected by general economic and other conditions affecting the timing of customer orders and capital spending, a downturn in the market for commercial mid-range servers, and order cancellations or rescheduling. In addition, the computer distribution industry experiences both seasonal trends and, within each quarter, tends to sell a substantial amount of its products at the end of the quarter. For example, our largest vendor, IBM, sells up to 35% of its products in the last calendar quarter. Historically, a substantial portion of our net sales has been made in the last few days of a quarter. Accordingly, our quarterly results of operations are difficult to predict and delays in the completion of sales near the end of a quarter could cause quarterly net sales to fall substantially short of anticipated levels and, to a greater degree, adversely affect profitability. Because of the many factors that can affect our operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. Our future operating results are expected to continue to fluctuate as a result of these and other factors, which could have a material adverse effect on our business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have required substantial capital to finance accounts receivable, inventories, capital expenditures and acquisitions. In the past, we have financed these requirements primarily through borrowings under credit facilities, cash generated from operations, the issuance and sale of Common and Series A Preferred Stock and Subordinated Notes.

     In September 1998, we agreed with IBMCC to increase the IBMCC Credit Facility line from $75.0 million to $125.0 million. For the period December 27, 1999 through March 31, 2000 the line was temporarily increased to $145 million. Product purchases from IBM and cash advances from IBMCC are directly charged to the credit line and are paid by us based on payment terms outlined in the IBMCC Credit Facility. Borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current, tangible net worth and net profit after tax to revenue ratios, as defined. As of December 31, 1998 and 1999, we had outstanding obligations under the IBMCC Credit Facility of $113.7 million and $117.7 million, respectively. Of the total outstanding borrowings, $6.2 million and $6.0 million represented cash advances at December 31, 1998 and 1999, respectively. Cash advances bear interest at the prime rate plus 1.875% (10.375% at December 31, 1999). Based on eligible assets, as of December 31, 1999, we had additional borrowings available under the IBMCC Credit Facility of approximately $24.4 million.

     On April 23, 1999, we executed an amendment to the IBMCC Credit Facility, pursuant to which we obtained a loan of $5,000,000 to consummate the Enlaces transaction. On September 8, 1998, we executed another amendment to the IBMCC Credit Facility, under which we obtained an additional loan of $15,000,000 to consummate the REAL transaction. These loans bear interest at prime plus 2.0% (10.5% at December 31, 1999) and are due in monthly installments through September 2000.

     Operating activities for 1999 provided cash in the amount of $21.3 million. For this period, cash was provided primarily as a result of a decrease in accounts receivable of $12.3 million. Favorable accounts payable terms with IBMCC and increased leasing of product purchases by customers through IBMCC and third party leasing vendors resulted in the generation of cash in 1999. For 1998, net cash of $15.6 million was provided. This was primarily attributable to growth in sales and the resulting increases in accounts payable and accrued expenses, offset by an increase in accounts receivable.

     Investing activities for 1999 used cash in the amount of $16.8 million. For this period, cash was used for the purchase of Enlaces and Infinite and continuing leasehold and computer hardware and software investments made at the headquarters, sales office and warehouse and integration center sites. For 1998, $23.7 million was used in investing activities, principally for the acquisitions of REAL and UDC as well as infrastructure additions.

     In 1999, cash used by financing activities was $510,000, which resulted primarily from borrowings and payments under the IBMCC Credit Facility. Cash provided by financing activities for 1998 was $11.0 million, consisting of a $15.0 million loan from IBMCC and proceeds from a secondary offering of our common stock of $28.6 million offset by payments on the Subordinated Notes, SMS Seller Notes and the IBMCC Credit Advance totaling $32.6 million.

     We believe we have sufficient funds, or alternate sources of funds, to carry on our business as presently conducted through 2000.

BACKLOG

     Although we receive purchase orders for products to be delivered to customers over a specified time period, there can be no assurance that such orders will result in sales, as most orders are subject to revision or cancellation without penalty. Consequently, we do not believe that backlog is a meaningful indicator of sales for future periods.

INFLATION

     We do not believe that inflation in the United States, Canada or Mexico in recent years has had a significant effect on our results of operations.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives which meet the definition of a hedge transaction are recorded each period in either earnings or other comprehensive income. We believe that the impact of the pronouncement will be minimal, as historically, we have not entered into any derivative or hedging transactions.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

MARKET RISKS

     Certain of the Company's operations, primarily its international subsidiaries, occasionally purchase and sell products in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations of foreign currency exchange rates. The Company reduces this risk by utilizing natural hedging (offsetting receivables and payables). The Company does not hedge either its investments in its foreign operations or its floating interest rate exposures.

     The Company's primary interest rate exposure results from the revolving credit facility's floating rate pricing mechanism. If interest rates were to increase 100 basis points from March 20, 2000 levels, the additional annual expense would be approximately $200,000 on a pre-tax basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Savoir Technology Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the consolidated financial position of Savoir Technology Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 56 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
January 27, 2000,
except for Note 16, as to
which the date is March 2, 2000

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                     December 31,
                                                                     ---------------------------------------
                                                                              1998                1999
                                                                      ------------------   -----------------
                               ASSETS
Current assets:
     Cash........................................................     $           5,820    $           9,863
     Trade accounts receivable, net of allowance for doubtful
       accounts of $2,036 in 1999 and $1,100 in 1998.............               156,953              145,328
     Other receivables...........................................                11,443               14,331
     Inventories.................................................                38,913               36,986
     Other current assets........................................                 4,574                6,588
                                                                      -----------------    -----------------
         Total current assets....................................               217,703              213,096
Property and equipment, net......................................                 5,526                5,998
Excess of cost over acquired net assets and other intangibles, net               83,810              100,969
Other assets.....................................................                 1,863                4,630
                                                                      -----------------    -----------------
             Total assets........................................     $         308,902    $         324,693
                                                                      =================    =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable...............................................     $          21,240    $          21,018
     Current portion of long-term debt...........................                 1,020                2,969
     Accounts payable............................................               184,915              177,161
     Accrued expenses and other current liabilities..............                 7,073                6,379
                                                                      -----------------    -----------------
         Total current liabilities...............................               214,248              207,527
Long-term debt, less current portion.............................                 1,087                4,376
                                                                      -----------------    -----------------
             Total liabilities...................................               215,335              211,903
                                                                      -----------------    -----------------

Commitments and contingencies (Notes 4, 9 and 11)................

Stockholders' equity
     Preferred stock, $0.01 par value; 10,000,000 shares
         authorized; issued and outstanding: Series A:  1,850,012
         shares in 1999 and 1,986,500 shares in 1998; Series B:  10 shares in 1999 and 1998; liquidation preference: $17,691
         in 1999 and $18,996 in 1998.............................                    20                   19
     Common stock, $0.01 par value; 25,000,000 shares authorized;
         issued and outstanding; 13,165,311 shares in 1999 and
         10,698,010 shares in 1998...............................                   107                  132
     Shareholder note receivable.................................                    --               (2,513)
     Additional paid-in capital..................................                91,810              113,434
     Retained earnings...........................................                 1,630                1,718
                                                                      -----------------    -----------------
         Total stockholders' equity..............................                93,567              112,790
                                                                      -----------------    -----------------
              Total liabilities and stockholders' equity.........     $         308,902    $         324,693
                                                                      =================    =================





          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                       Year Ended December 31,
                                                     ------------------------------------------------------
                                                            1997               1998               1999
                                                     --------------     ---------------    ---------------

Net sales.......................................     $      237,884      $      593,341     $      767,243
Cost of goods sold..............................            205,089             526,113            683,292
                                                     --------------      --------------     --------------

     Gross profit...............................             32,795              67,228             83,951

Selling, general and administrative expenses....             25,969              46,002             61,083

Restructuring charge............................                 --                  --             11,287
                                                     --------------      --------------     --------------

     Operating income...........................              6,826              21,226             11,581

Interest expense................................              3,181               4,318              2,842
                                                     --------------      --------------     --------------

     Income before income taxes and
        extraordinary item......................              3,645              16,908              8,739

Income tax expense..............................                335               8,268              6,948
                                                     --------------      --------------     --------------

Income before extraordinary item................              3,310               8,640              1,791

     Extraordinary item, net of tax effect of
        $2,246..................................                 --              (2,338)                --
                                                     --------------      ---------------    --------------

        Net income..............................     $        3,310      $        6,302     $        1,791
                                                     ==============      ==============     ==============

Net income per share:
     Income before extraordinary item-basic.....     $         0.57      $         0.37     $         0.03

     Extraordinary item, net of tax effect......                 --               (0.27)                --
                                                     --------------      ---------------    --------------

     Net income per share-basic.................     $         0.57      $         0.10     $         0.03
                                                     ==============      ==============     ==============

     Income before extraordinary item-diluted...     $         0.55      $         0.34     $         0.03

     Extraordinary item, net of tax effect......                 --               (0.25)                --
                                                     --------------      ---------------    --------------

     Net income per share-diluted...............     $         0.55      $         0.09     $         0.03
                                                     ==============      ==============     ==============

Number of shares used in per share calculations:
     Basic......................................              4,902               8,714             12,387
                                                     ==============      ==============     ==============

     Diluted....................................              5,976               9,343             12,951
                                                     ==============      ==============     ==============



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                          Preferred Stock         Common Stock       Additional   Retained  Shareholder
                                          ---------------         ------------        Paid-In     Earnings     Note
                                         Shares    Amount     Shares      Amount      Capital    (Deficit)   Receivable     Total
                                         ------    ------     ------      ------     ----------  ---------   ----------  -----------

Balances, January 1, 1997.............        --  $     --   4,488,131  $       45   $   17,914  $   (2,245) $       --  $   15,714
   Exercise of stock options..........        --        --      24,375          --           74          --          --          74
   Issuance of common stock in
     business combinations............        --        --     809,898           8        6,817          --          --       6,825
   Issuance of common stock under
     employee stock purchase plan.....        --        --      31,044           1          255          --          --         256
   Issuance of preferred stock and
     common stock warrants, net of
     offering .......................  2,242,500        22          --          --       19,110          --          --      19,132
   Dividend on preferred stock .......        --        --       4,230          --           50        (100)         --         (50)
   Common stock warrants issued in
     connection with debt offerings...        --        --          --          --        1,330          --          --       1,330
   Tax benefit from exercise of stock
     options..........................        --        --          --          --          489          --          --         489
   Net income.........................        --        --          --          --           --       3,310          --       3,310
                                        --------  --------   ---------  ----------   ----------  ----------  ----------  ----------

Balances, December 31, 1997........... 2,242,500        22   5,357,678          54       46,039         965          --      47,080
   Exercise of stock options..........        --        --      54,611           1          308          --          --         309
   Issuance of common stock in
     business combinations............        --        --   1,193,510          12        9,727          --          --       9,739
   Issuance of common stock under
     employee stock purchase plan.....        --        --      33,773          --          297          --          --         297
   Issuance of common stock under
     secondary offering...............        --        --   3,000,000          30       28,559          --          --      28,589
   Dividend on preferred stock........        --        --     171,252           2        1,801      (1,803)         --          --
   Additional costs related to
     issuance of preferred stock......        --        --          --          --         (219)         --          --        (219)
   Conversion of preferred stock to
     common stock.....................  (256,000)       (2)    262,853           2           --          --          --          --
   Dividend on preferred stock........        --        --     612,533           6        3,793      (3,799)         --          --
   Cash dividend on preferred stock ..        --        --          --          --           --         (35)         --         (35)
   Exercise of warrants...............        --        --      11,800          --          114          --          --         114
   Revalue of warrants in connection with
     debt offering....................        --        --          --          --        1,391          --          --       1,391
   Net income.........................        --        --          --          --           --       6,302          --       6,302
                                        --------  --------   ---------  ----------   ----------  ----------  ----------  ----------

Balances, December 31, 1998........... 1,986,500        20  10,698,010         107       91,810       1,630          --      93,567
   Exercise of stock options..........        --        --     583,614           6        2,927          --          --       2,933
   Issuance of common stock in
     business combinations............        --        --   1,479,322          15       15,941          --          --      15,956
   Issuance of common stock under
     employee stock purchase plan.....        --        --      84,428           1          622          --          --         623
   Dividend on preferred stock........        --        --     156,790           1        1,575      (1,576)         --          --
   Conversion of preferred stock to
     common stock.....................  (136,488)       (1)    163,147           2            6          (7)         --          --
   Cash dividend on preferred stock...        --        --          --          --           --        (120)         --        (120)
   Tax benefit from exercise of stock
     options..........................        --        --          --          --          553          --          --         553
   Shareholder note receivable........        --        --          --          --           --          --      (2,513)     (2,513)
   Net income.........................        --        --          --          --           --       1,791          --       1,791
                                        --------  ---------   ---------  ----------   ----------  ----------  ----------  ----------

Balances, December 31, 1999...........  1,850,012 $      19  13,165,311  $      132   $  113,434  $    1,718  $   (2,513) $  112,790
                                        ========= =========  ==========  ==========   ==========  ==========  =========== ==========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                             ---------------------------------------------------
                                                                    1997             1998             1999
                                                             ---------------    -------------   ---------------

Cash flows from operating activities:
   Net income..........................................      $         3,310   $        6,302   $        1,791
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Write down of fixed assets and intangibles......                   --               --            7,492
       Depreciation and amortization...................                2,670            6,331            8,886
       Extraordinary loss on retirement of debt........                   --            2,773
       Loss on sale of equipment.......................                   --              117                1
       Provision for doubtful accounts receivable......                  472              842            1,702
       Deferred taxes..................................               (1,551)             (59)            (171)
       Accretion on long-term debt obligations.........                  344              732               --
       Change in assets and liabilities:
         Accounts receivable...........................              (23,282)         (77,229)          12,273
         Inventories...................................               (7,505)          (2,089)           1,848
         Other current assets..........................               (1,564)          (8,570)          (4,451)
         Accounts payable..............................               32,312           71,080           (9,318)
         Accrued expenses and other liabilities........                  655           15,331            1,271
                                                             ---------------   --------------   --------------

             Net cash provided by operating activities.                5,861           15,561           21,324
                                                             ---------------   --------------   --------------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired.....              (35,166)         (18,573)          (9,977)
   Proceeds from sale of fixed assets..................                   --                6               11
   Acquisition of other assets.........................                 (988)          (2,665)          (2,660)
   Acquisition of property and equipment...............               (1,592)          (2,423)          (4,395)
   Proceeds from sale of investment....................                   --               --              250
                                                             ---------------   --------------   --------------

             Net cash used in investing activities.....              (37,746)         (23,655)         (16,771)
                                                             ----------------  ---------------  ---------------
Cash flows from financing activities:
   Proceeds from short-term borrowings.................               72,761          301,023          487,532
   Payments on short-term borrowings...................              (81,175)        (301,440)        (487,654)
   Payments on long-term debt obligations..............                 (236)         (32,643)          (1,311)
   Proceeds from issuance of common stock .............                   --           28,589               --
   Proceeds from exercise of stock options and warrants                   74              423              420
   Proceeds from short term loan.......................                   --           15,000            5,000
   Payments on short-term loan.........................                   --               --           (5,000)
   Proceeds from employee stock purchase plan..........                  256              297              623
   Proceeds from issuance of long-term debt net of
         issuance costs................................               23,099               --               --
   Proceeds from issuance of preferred stock and warrants,
         net...........................................               19,082             (219)              --
   Proceeds from equipment loans.......................                  559               --               --
   Payment of cash dividend on preferred stock ........                   --              (35)            (120)
                                                             ---------------   ---------------  ---------------

             Net cash provided by (used in) financing
             activities................................               34,420           10,995             (510)
                                                             ---------------   --------------   ---------------
Net increase in cash...................................                2,535            2,901            4,043
Cash--beginning of period...............................                 384            2,919            5,820
                                                             ---------------   --------------   --------------
Cash--end of period.....................................      $        2,919   $        5,820   $        9,863
                                                             ===============   ==============   ==============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations:

     Savoir Technology Group, Inc. (the "Company"), formerly Western Micro Technology, Inc., is a value-added distributor of commercial mid-range servers, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. The Company believes that it is one of the leading distributors of IBM's AS/400 and RS/6000 commercial mid-range servers. The Company also distributes commercial mid-range servers, peripheral equipment and software manufactured by NCR, Aironet and Telxon. The Company primarily distributes commercial mid-range servers and related products to VARs who generally incorporate commercial applications software and sell integrated computer systems to end user customers. The Company also integrates and configures personal computers, workstations and departmental servers for OEMs and VARs, and provides and remarkets installation and technical support services. The Company's primary sales offices and distribution centers, from which it ships products to customers throughout the United States, are located in Northern California and San Antonio, Texas. In addition to these locations, the Company has distribution centers in Massachusetts, Southern California, Georgia and Illinois, sales offices throughout the United States, Mexico and Canada.

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

     Certain Risks and Concentrations:

     The Company maintains cash balances with four major financial institutions. The Company sells its products to a broad geographic and demographic base of customers, extends trade credit, and generally does not require supporting collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and has credit insurance. One customer accounted for 16% and 22% of the outstanding accounts receivable balance at December 31, 1999 and 1998, respectively. No other customer accounted for more than 10% of the outstanding accounts receivable balance at December 31, 1999 and 1998.

     Revenues are concentrated with a relatively limited number of customers and the providers of certain systems are concentrated among a few manufacturers. The loss of a major customer or the interruption of certain supplier relationships could adversely affect operating results. During the years ended December 31, 1997, 1998 and 1999, approximately 65%, 80% and 82%, respectively, of the Company's revenue was generated from the sale of products purchased from one of the Company's vendors, International Business Machines Corporation ("IBM").

     Fair Value of Financial Instruments:

     The carrying amounts of the Company's financial instruments including cash, accounts receivable, notes payable and accounts payable approximate fair value due to their short maturity. Based on borrowing rates currently available to the Company for similar debt, the carrying value of long-term debt approximates fair value.

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

     Excess of Cost over Acquired Net Assets and Other Intangibles:

     The excess of cost over acquired net assets is being amortized on a straight-line basis over 15 and 20 year periods. Other intangibles are being amortized on a straight-line basis over their estimated useful lives which is typically 3 to 5 years. Amortization expense was $1,400,000, $4,636,000 and $6,296,000 in 1997, 1998 and 1999, respectively. The Company reviews the carrying value of excess costs over acquired net assets and other intangibles for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. At December 31, 1999, the net unamortized balance of goodwill is not considered to be impaired.

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

     Net Income (Loss) Per Share:

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock outstanding.

     Recent Pronouncements:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives which meet the definition of a hedge transaction are recorded each period in either earnings or other comprehensive income. The Company believes that the impact of the pronouncement will be minimal, as historically, the Company has not entered into any derivative or hedging transactions.

     Reclassifications:

     Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. These classifications did not change previously reported total assets, liabilities, stockholders' equity or net income.

2.   LONG LIVED ASSETS:

     Property and equipment consist of the following (In thousands):


                                                                             December 31,
                                                                       ------------------------
                                                                          1998           1999
                                                                       ---------       --------
     Computer and office equipment...............................      $  10,119       $ 10,995
     Leasehold improvements......................................          1,482          1,937
                                                                       ---------       --------
                                                                          11,601         12,932
     Accumulated depreciation and amortization...................         (6,075)        (6,934)
                                                                       ---------       --------
                                                                       $   5,526       $  5,998
                                                                       =========       ========
     Excess of cost overacquired net assets and other intangibles
     (In thousands):

                                                                                December 31,
                                                                       -------------------------
                                                                           1998          1999
                                                                       ----------      ----------
     Excess of cost over net assets acquired.....................      $  85,544      $  108,291
     Other intangibles...........................................          4,633           3,636
                                                                       ----------      ----------
                                                                          90,177         111,927
     Accumulated amortization....................................         (6,367)        (10,958)
                                                                       ----------      ----------
                                                                       $  83,810      $  100,969
                                                                       ==========      ==========

3.   BORROWING ARRANGEMENTS:

     Notes Payable (In thousands):

                                                                               December 31,
                                                                       -------------------------
                                                                            1998            1999
                                                                       ---------       ---------
     Working capital line........................................      $   6,228       $   6,018
     Other.......................................................         15,012          15,000
                                                                       ---------       ---------
                                                                       $  21,240       $  21,018
                                                                       =========       =========

     The Company has an inventory and working capital financing agreement (the "IBMCC Credit Facility") with IBM Credit Corporation ("IBMCC"), an affiliate of IBM, whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined, and are limited to $125,000,000. For the period December 27, 1999 through March 31, 2000 the line was temporarily increased to $145,000,000. The IBMCC Credit Facility expires on August 31, 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and net profit after tax to revenue ratios, as defined, and is collateralized by substantially all assets of the Company. As of December 31, 1998 and 1999, the Company had outstanding borrowings under this agreement of $113,697,000 and $117,671,000, respectively. Of the total outstanding borrowings, $6,228,000 and $6,018,000 represented cash advances at December 31, 1998 and 1999, respectively, with the remainder included in accounts payable which amounted to $107,469,000 and $111,652,000, respectively. Cash advances bear interest at prime (8.5% and 7.75% as of December 31, 1999 and 1998, respectively) plus 1.875%. Based on eligible assets, as of December 31, 1999, the Company had borrowings available of approximately $24,356,000. The weighted average interest rates for the Company's cash advances during 1998 and 1999 were 10.3% and 9.8%, respectively.

     On September 8, 1998, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained a loan of $15,000,000 to consummate the REAL transaction (See Note 11). On April 23, 1999, the Company executed an additional amendment to the IBMCC Credit Facility, pursuant to which the Company obtained an additional loan of $5,000,000 to consummate the Enlaces transaction (See Note 11). These loans, included in other notes payable, bear interest at prime (8.5% and 7.75% at December 31, 1999 and 1998, respectively) plus 2.0% and are due in monthly installments through September 2000. The balance remaining at December 31, 1999 was $15,000,200. In January 2000, the maturity date of each of the $15,000,000 and $5,000,000 loans was amended and extended through June 2001.

     Long-Term Debt (In thousands):


                                                                              December 31,
                                                                       ------------------------
                                                                          1998           1999
                                                                       ---------      ---------
     Enlaces note payable........................................      $      --      $   5,000
     Various notes payable.......................................          2,107          2,345
                                                                       ---------      ---------
                                                                           2,107          7,345
     Less amounts due within one year............................         (1,020)        (2,969)
                                                                       ---------      ---------
     Long-term debt due after one year...........................      $   1,087      $   4,376
                                                                       =========      =========

     Principal payments for long-term debt at December 31, 1999 are as follows:


        2000                                                                        $     2,969
        2001....................................................................          3,692
        2002....................................................................            174
        2003....................................................................            127
        2004....................................................................            383
                                                                                    -----------
                                                                                    $     7,345
                                                                                    ===========

     On April 23, 1999, in connection with the purchase of Enlaces (see Note
11), the Company recorded $5,000,000 in long-term debt due in annual payments through April 2001.

     On May 15, 1998, in connection with the acquisition of assets from UniDirect Corporation (see Note 11) the Company issued a $1,700,000 promissory note to UniDirect. The promissory note bears interest at 8.25% and is payable over a two-year period.

4.  OPERATING LEASE COMMITMENTS:

     The Company leases its warehouse and office space under operating leases. These leases expire on various dates from 2000 through 2004 and provide for payment of insurance, maintenance and property taxes. In addition, the Company leases certain equipment under operating leases and rental arrangements extending for periods of up to seven years.

     The total rent expense, net of sublease income, was $1,600,000, $2,169,000 and $2,275,000 for 1997, 1998 and 1999, respectively.

     Future minimum rental commitments for all noncancelable operating leases are as follows (In thousands):

     Years Ending December 31,
     -------------------------
     2000                                                             $    3,116
     2001.........................................................         2,659
     2002.........................................................         2,515
     2003.........................................................         1,745
     2004.........................................................           678
     Thereafter...................................................           423
                                                                      ----------
                                                                      $   11,136
                                                                      ==========

5.   INCOME TAXES:

     The provision for (benefit from) income taxes consist of the following (In thousands):


                                                     Federal       State        Foreign       Total
                                                     -------       -----        -------       -----

       1999:
              Current........................      $   5,013    $     882     $   1,224    $   7,119
              Deferred.......................           (171)           0             0         (171)
                                                   ---------    ---------     ---------    ---------
                                                   $   4,842    $     882     $   1,224    $   6,948
                                                   =========    =========     =========    =========

       1998:
              Current........................      $   6,055    $   1,585     $     687    $   8,327
              Deferred.......................            (44)         (15)           --          (59)
                                                   ---------     --------      --------     --------
                                                   $   6,011    $   1,570     $     687    $   8,268
                                                   ========      ========      =======         =====
       1997:
              Current........................      $   1,578    $     308     $      --    $   1,886
              Deferred.......................         (1,301)        (250)           --       (1,551)
                                                   ---------     --------      --------      --------
                                                   $     277    $      58     $      --    $     335
                                                   =========     ========      ========     ========

     The Company's effective tax rate differs from the U.S. federal statutory tax rate as follows:

                                                                1997       1998       1999
                                                                ----       ----       ----
       Statutory tax (benefit) rate.......................        34%        35%        34%
       Goodwill and other nondeductible expenses..........        15         10         28
       Benefit resulting from utilization of federal NOL..       (17)        --         --
       State taxes, net of federal benefit................         8          6         10
       Change in valuation reserve........................       (35)        --         --
       Foreign rates in excess of federal statutory rate..        --         --          6
       Other..............................................         4         (2)         1
                                                                -----      -----       ----
                                                                   9%        49%        79%
                                                                =====      =====       ====


     The components of the net deferred tax asset (included in other current assets) are as follows (In thousands):


                                                                                 December 31,
                                                                        ---------------------------
                                                                             1998           1999
                                                                        -----------       ---------
        Deferred tax assets:
        Accounts receivable reserve.................................      $     443      $     469
        Accumulated depreciation and amortization...................            (13)           407
        Uniform inventory capitalization............................            216            113
        Inventory reserve...........................................            399            432
        Other nondeductible reserves................................            319            162
        Other.......................................................            246            197
                                                                        -----------    -----------
                                                                          $   1,610      $   1,780
                                                                        ===========    ===========

6.   STOCKHOLDERS' EQUITY:

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

     Preferred Stock Private Placement:

     On September 19, 1997, the Company completed the private placement of 1,121,250 units (the "Units"). Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one Common Stock purchase warrant (which expires in five years), par value $0.01 per share, for an aggregate of 1,121,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share for a total purchase price of $19.25 per Unit. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash or Company Common Stock at the election of the Company and a potential special dividend should the price of the Company's Common Stock fall below $9.5625 on each anniversary of the private placement. The special dividend may not exceed $1.9125 per share each year. The Series A Preferred Stock is convertible at the option of the Holders, at any time, into Common Stock of the Company. The conversion price is $9.3125 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price. During the year ended December 31, 1998 and 1999, 256,000 and 136,488, respectively, of these shares were converted into 262,853 and 163,147, respectively, shares of the Company's common stock. Subsequent to September 19, 1998, the Company may redeem the Preferred Stock provided that the Company's Common Stock is trading at one hundred fifty percent (150%) of the conversion price (as adjusted) and the daily trading volume of the Company's stock is in excess of 125,000 shares, as defined. Subsequent to September 19, 2001, the Company may redeem the Preferred Stock at the conversion price (as adjusted). In connection with the transaction, the Company issued warrants for the purchase of 112,125 shares of Common Stock to placement agents. The warrants are exercisable at $9.6875 per share and expire in five years.

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

     Warrants:

     At December 31, 1998 and 1999, warrants were outstanding to purchase a total of 1,721,575 shares of Common Stock at exercise prices ranging from $4.77 to $9.69 per share. The warrants, which were issued in connection with various debt and equity financings, expire from 2002 to 2004. At December 31, 1998 and 1999, the Company had reserved 1,721,575 shares of Common Stock for issuance upon exercise of these warrants. During the year ended December 31, 1998, 11,800 warrants were exercised. No warrants were exercised in 1999.

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

                                                                                    Options Outstanding
                                                                          --------------------------------------
                                                              Shares                                     Total
                                                            Available     Number of     Price per         (in
                                                            for Grant       Shares        Share       thousands)
                                                            ---------     ---------     ---------     ----------
Balances, January 1, 1997...........................               64       929,581    $2.00-$10.34    $  5,430
     Additional shares reserved.....................          700,000
     Options granted................................         (610,679)      610,679    $8.00-$12.75       6,506
     Options exercised..............................               --       (24,375)   $2.25-$7.00          (74)
     Options terminated.............................           79,875       (79,875)   $2.13-$12.25        (629)
                                                           ----------     ---------    ------------      -------
Balances, December 31, 1997.........................          169,260     1,436,010    $2.00-$12.75    $ 11,233
     Additional shares reserved.....................          925,000
     Options granted................................       (1,178,500)    1,178,500    $5.63-$13.00       9,846
     Options exercised..............................               --       (54,611)   $2.00-$9.00         (309)
     Options terminated.............................          123,500      (123,500)   $2.25-$13.00      (1,047)
                                                           ----------     ---------    ------------     --------
Balances, December 31, 1998.........................           39,260     2,436,399    $2.00-$13.00    $ 19,723
     Additional shares reserved.....................          700,000
     Options granted................................         (738,500)      738,500    $4.50-$11.44       4,866
     Options exercised..............................               --      (583,614)   $2.13-$10.25      (2,933)
     Options terminated.............................          332,250      (332,250)   $2.00-$13.00      (3,118)
     Plan shares expired............................           (6,875)       (5,125)        N/A             (57)
                                                           ----------     ---------    ------------      -------
Balances, December 31, 1999.........................          326,135     2,253,910    $2.00-$13.00    $ 18,481
                                                           ----------     ---------    ------------      -------

     At December 31, 1999, there were 2,580,045 shares of Common Stock reserved for issuance under the Company's stock option plans. Outstanding options for 991,507, 598,330 and 360,581 shares of Common Stock were exercisable, at December 31, 1999, 1998 and 1997, respectively, at weighted average exercise prices per share of $9.02, $6.43 and $5.44.

     Employee Stock Purchase Plan:

     The Company implemented an Employee Stock Purchase Plan (the "Plan") in November 1995, under which 675,000 shares of common stock have been reserved for issuance. The Plan is qualified under Section 423 of the Internal Revenue Code. The Plan allows for the purchase of stock at 85% of the lower of the closing stock price at the beginning or the end of each six-month purchase period. As of December 31, 1999, 191,080 shares have been issued under this Plan.

     The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related interpretations.

     The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                                          OUTSTANDING AND EXERCISABLE BY
                                            PRICE RANGE AS OF 12/31/99

------------------------------------------------------------------------------------------------------------------
                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------
                          NUMBER        WEIGHTED AVERAGE       WEIGHTED           NUMBER
 RANGE OF EXERCISE    OUTSTANDING AS        REMAINING          AVERAGE        EXERCISABLE AS    WEIGHTED AVERAGE
      PRICES            OF 12/31/99     CONTRACTUAL LIFE    EXERCISE PRICE      OF 12/31/99      EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------

$3.38-$4.625               81,221             7.34             $   3.89            46,221           $   3.38
$4.63-$4.63               375,000             9.80                 4.63                 0               0.00
$5.00-$5.44                56,250             6.00                 5.08            56,250               5.08
$5.63-$5.63               227,375             8.26                 5.63            73,314               5.63
$5.88-$8.50               233,875             7.31                 6.51           118,875               6.50
$8.53-$8.88                41,000             8.69                 8.66             9,250               8.74
$9.00-$9.00               333,000             7.81                 9.00           159,000               9.00
$9.06-$10.00              110,500             8.08                 9.61            42,750               9.65
$10.25-$10.25             237,250             8.09                10.25           179,000              10.25
$10.34-$13.00             558,439             7.72                11.71           306,847              11.47
                     ---------------------------------------------------------------------------------------------

$3.38-$13.00            2,253,910             8.12             $   8.22           991,507           $   9.02


     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999:


                                                            Group A                         Group B
                                                 ------------------------------  ---------------------------
                                                  1997      1998       1999       1997       1998       1999
                                                 -------  --------   --------   --------   --------   ------

       Risk-free interest rates............       6.30      4.96       5.88       6.39       5.14       6.00
       Expected life.......................      5 years   5 years    5 years    4 years    4 years    4 years
       Volatility..........................      75.00%    56.00%     186.55%    75.00%     56.00%     186.55%


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

     The weighted average fair value of those options granted in 1997, 1998 and 1999 was $6.90, $4.27 and $6.26, respectively.

     The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan under the Black-Scholes valuation model using the following assumptions:

                                                                 1997          1998         1999
                                                                ------        ------       ------
      Risk-free interest rate..............................     5.46          5.41         6.00
      Expected life........................................   0.5 years    0.5 years     0.5 years
      Volatility...........................................    75.00%        56.00%       186.55%

     The weighted average fair value of those purchase rights granted in 1997, 1998 and 1999 was $5.10, $3.56 and $5.80, respectively.

     The following pro forma net income information has been prepared following the provisions of SFAS No. 123 (In thousands except per share data):

                                                                      Year Ended December 31,
                                                              ---------------------------------------
                                                                 1997          1998         1999
                                                                 ----          ----         ----

       Net income (loss)--pro forma........................     $ 1,624      $ (252)     $  1,227
                                                              ===========  ===========   ===========

       Basic net income (loss) per share--pro forma........      $ 0.23     $ (0.03)      $  0.10
                                                              ============ ============  ============

       Diluted net income (loss) per share--pro forma......      $ 0.21     $ (0.03)      $  0.09
                                                              ============ ============  ============

     The above pro forma effects on net income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

7.   EARNINGS PER SHARE:

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (In thousands, except per share amounts):


                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1997              1998            1999
                                                                 ------------      ------------     ------------

Numerator-basic and diluted EPS
     Income before extraordinary item.......................     $      3,310      $      8,640     $      1,791
     Less:  preferred stock dividends.......................             (484)           (5,439)          (1,432)
                                                                 -------------     -------------    -------------

     Income available to common stockholders, before
        extraordinary item..................................            2,826             3,201              359
     Extraordinary item, net of tax effect..................               --            (2,338)              --
                                                                 ------------      -------------    ------------

     Net income-basic.......................................            2,826               863              359
     Plus: impact of assumed preferred conversion...........              484                --               --
                                                                 ------------      ------------     ------------

     Net income-diluted.....................................     $      3,310      $        863     $        359
                                                                 ============      ============     ============

Denominator-basic EPS
     Weighted average shares outstanding....................            4,902             8,714           12,387
                                                                 ============      ============     ============

     Basic EPS
     Income before extraordinary item.......................     $       0.57      $       0.37     $       0.03
     Extraordinary item, net of tax effect..................               --             (0.27)              --
                                                                 ------------      ------------     ------------

     Basic earnings per share...............................     $       0.57      $       0.10     $       0.03
                                                                 ============      ============     ============

Denominator-diluted EPS
     Denominator-basic EPS..................................            4,902             8,714           12,387
     Effect of dilutive securities:
     Common stock options and warrants......................              453               629              564
     Preferred Stock........................................              621                --               --
                                                                 ------------      ------------     ------------
                                                                        5,976             9,343           12,951
                                                                 ============      ============     ============
     Diluted EPS
     Income before extraordinary item.......................     $       0.55      $       0.34     $       0.03
     Extraordinary item, net of tax effect..................               --             (0.25)              --
                                                                 ------------      -------------    ------------

     Diluted earnings per share.............................     $       0.55      $       0.09     $       0.03
                                                                 ============      ============     ============


Options to purchase 1,419,144, 906,582 and 211,720 shares of Common Stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the calculation of net income per share because the options exercise price was greater than the average market price of the Common Shares.

8.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental Disclosures of Cash Flow Information:

     Cash paid for interest and income taxes was (In thousands):


                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1997              1998            1999
                                                                 -------------     -------------    ------------

Interest....................................................     $      2,700      $      3,495     $      2,769
Income taxes................................................     $        706      $      4,495     $     11,225


     Supplemental  Disclosures of Noncash Investing and Financing Activities (In thousands):

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1997              1998            1999
                                                                 -------------     -------------    ------------

Tax benefit from exercise of stock options..................     $        489      $         --     $        553
Common stock issued in connection with business combinations            6,825             9,739           15,956
Dividend on preferred stock.................................               50             1,803            1,576
Special dividend on preferred stock.........................               --             3,799               --
Common stock warrants issued in connection with
     notes payable issuance.................................            1,330                --               --
Common stock warrants issued in connection with
     preferred stock........................................            1,000                --               --
Common stock warrants revaluation...........................               --             1,391               --
Shareholder note receivable (see Note 15)...................               --                --            2,513


9.   CONTINGENCIES:

     The Company is from time to time subject to routine legal proceedings arising in the ordinary course of the Company's business and incidental to its business, none of which the Company expects to have a material adverse impact upon the Company's business, financial position or results of operations.

     On June 18, 1999 a complaint was filed in the Superior Court of Orange County, California by Lee Adams against Western Micro Technology, Inc., WMT Acquisition Corp. and the Company. Mr. Adams' complaint purports to allege causes of action for breach of contract, specific performance, accounting, common count and false promise, arising out of an Agreement and Plan of Reorganization, dated March 17, 1997, by and among Western Micro Technology, Inc., WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams. In addition to equitable relief, the complaint seeks to recover compensatory damages in the amount of $10 million and punitive damages according to proof. Mr. Adams has subsequently dismissed without prejudice his cause of action for accounting. The Company believes the complaint is without merit and intends to defend itself vigorously against this complaint. In addition, the Company has filed a cross-complaint for breach of contract in which it is seeking compensatory damages in the amount of $1.5 million. The case has been set for trial on July 17, 2000.

     The Company has employment agreements with several of its officers. Under the employment agreements, the officers are entitled to receive 6 to 24 months of their base salary in the event they are terminated without cause or for certain specified reasons. During the year ended December 31, 1999, the Company paid $138,019 in connection with terminations under the employment agreements. The Company made no payments in 1997 and 1998.

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

     The Plan permits Company contributions determined quarterly by the Board of Directors. No contributions were made in the years ended December 31, 1997, 1998 or 1999.

11.  ACQUISITIONS AND INVESTMENTS:

     On April 27, 1999, the Company completed the acquisition of Enlaces, an IBM distributor headquartered in Monterrey, Mexico, for approximately $5,200,000 in cash and 235,638 shares of the Company's Common Stock (valued at $8.49 per share). The acquisition has been accounted for as a purchase with the result that Enlaces' operations are included in the Company's financial statements from the date of purchase. The agreement between the Company and Enlaces contains an earnout provision which allows the former shareholders of Enlaces to earn up to an additional $8,000,000, of which $5,000,000 is guaranteed. The guaranteed earnout has been recorded as a liability by the Company. In connection with the acquisition, the Company recorded approximately $11,600,000 of goodwill and other intangible assets.

     Enlaces consists of a group of companies that sell IBM AS/400 and RS/6000 mid-range products and services, and includes Enlaces Computacionales and Enlaces y Asociados. It also includes Instituto de Educacion Avanzada, which is an IBM training center and provides sales, technical support and administrative services. For the year ended December 31, 1998, Enlaces had unaudited revenues of approximately $17,000,000.

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


                                         Year Ended                 Year Ended
                                      December 31, 1997          December 31, 1998
                                    ----------------------     ----------------------

Net Sales.......................... $        299,927,000       $       646,575,000
Net Income......................... $          3,360,000       $         8,300,000
Net Income per share - basic....... $               0.58       $               0.33
Net Income per share - diluted..... $               0.56       $               0.31


     On June 5, 1998, the Company acquired all of the outstanding shares of MCBA Systems, Inc.'s ("MCBA") common stock for $487,000 of canceled indebtedness and 852,854 shares of the Company's common stock. The acquisition has been accounted for as a purchase with the result that MCBA operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $9,800,000 of goodwill and other intangible assets. The fair values of assets acquired from MCBA were approximately $4,045,000 and liabilities assumed were approximately $3,945,000. In addition, the selling stockholders of MCBA earned an additional 1,500,000 shares of the Company's common stock based upon attainment of certain performance goals in calendar 1998 and 1999. These shares were accounted for as an increase in the purchase price which resulted in the Company recording an additional $11,000,000 of goodwill and other intangible assets.

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

     On May 15, 1998, the Company purchased substantially all of the UniDirect catalog and VarCity distribution business and related electronic software distribution organization of UniDirect Corporation ("UDC") for $4,600,000, comprised of $2,900,000 in cash and a $1,700,000 promissory note. The promissory note bears interest at 8.25% and is payable over a two-year period. This transaction has been accounted for as a purchase with the result that UDC operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $4,900,000 of goodwill and other intangible assets. During the year ended December 31, 1997, the acquired businesses had unaudited revenues of approximately $18,000,000. The Company has included the unamortized balance of goodwill and other intangible assets of the VarCity distribution business in the restructuring charge for the year ended December 31, 1999 (see Note 14).

     UDC specializes in the sales and support of technically advanced software products. Software solutions include products for areas such as web and intranet development and related management tools, UNIX and Windows NT applications and utilities, client/server applications, advanced operating systems and databases, and PC connectivity applications.

     On September 30, 1997, the Company acquired all of the capital stock of SMS for an aggregate of $42,150,000 in cash at closing, 460,000 shares of the Company's Common Stock, valued at $3,887,000, and additional cash payments of approximately $6,870,000, made in May of 1998. In addition, the selling stockholders have earned $5,000,000 in cash payments based upon attainment of certain performance goals. The acquisition has been accounted for as a purchase with the result that SMS operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $47,600,000 of goodwill and other intangible assets. The fair value of assets acquired from SMS was approximately $41,400,000 and liabilities assumed were approximately $36,100,000. SMS was a holding company for a family of companies including Star Data Systems, Inc., dba Sirius Computer Solutions ("Sirius"), a value-added distributor for high technology mid-range solutions in the IBM AS/400 and RS/6000 systems market. Sirius also sells systems directly to end user customers as an industry remarketer. Prior to the closing of the SMS acquisition, SMS completed a spin-off of the Sirius end user business as a separate unaffiliated company. Upon acquiring SMS, the distribution arm was renamed Business Partner Solutions, Inc. ("BPS"). Upon completion of the SMS acquisition, BPS became a wholly owned subsidiary of the Company. For the eleven months ended September 30, 1997, the distribution business of Sirius had revenues of approximately $86,500,000 and income from operations of approxi-mately $1,100,000. The following presents unaudited pro forma combined net sales, net income and earnings per share of the Company and SMS (excluding the Sirius end user business) for the fiscal year ended December 31, 1997. The pro forma information is presented for informational purposes only, and is not necessarily indicative of the operating results that would have occurred if the SMS acquisition had been consummated at the beginning of the earliest period presented, nor is it indicative of future operating results.

                                                              Year Ended
                                                           December 31, 1997
                                                          ------------------
Net sales..........................................         $   306,000,000
Net income.........................................         $       899,000
Net income per share-basic.........................         $          0.17

Net income per share-diluted.......................         $          0.14

     The above amounts do not include pro forma adjustments for sales that would have occurred between the distribution business of SMS and the end user business if the spinoff of the end user business had occurred at the beginning of such period presented. Including these sales amounts, pro forma combined net sales would have been approximately $336,000,000 for the year ended December 31, 1997.

     On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock (220,273 shares) of the Company. Additional consideration, up to $10,000,000 in cash and stock, can be earned by TSI by meeting certain defined gross profit targets through fiscal year 1998. An additional 62,578 shares were issued by the Company on March 17, 1997, and placed in escrow for the earn-out provision. No shares were earned in 1997 or 1998. The unearned shares will be returned to the Company. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI was approximately $1,141,000 and liabilities assumed were approximately $1,484,000. The Company has included the unamortized balance of goodwill and other intangible assets of the TSI operations in the restructuring charge for the year ended December 31, 1999 (See Note 14).

12.  SEGMENT REPORTING:

     The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

     Foreign sales for the years ended December 31, 1997, 1998 and 1999 were approximately $6,700,000, $31,000,000 and $47,200,000, respectively.

     During the years ended December 31, 1997, 1998 and 1999, approximately 65%, 80% and 82%, respectively, of the Company's net sales were generated from the sale of IBM products.

     One customer accounted for approximately 11%, 18% and 16% of the Company's net sales in 1997, 1998 and 1999, respectively. No other single customer accounted for more than 10% of the Company's net sales.

     Long-lived assets in foreign countries as of December 31, 1999 and 1998 were approximately $11,066,642 and $4,440, respectively. There were no long-lived assets in foreign countries as of December 31, 1997.

13.  EXTRAORDINARY CHARGE:

     During the year ended December 31, 1998, in connection with the repayment of its outstanding debt obligations, the Company recorded an extraordinary charge of $2,338,000, net of tax, resulting from a prepayment penalty, the write off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

14.  RESTRUCTURING CHARGE:

     The consolidated statements of operations for 1999 include pre-tax charges totaling $11.3 million related to the restructuring of corporate functions and the recognition of impaired assets. Of this amount, $2.8 million represents costs associated with the consolidation of facilities and elimination of redundant back-office functions. The costs associated with the restructuring principally include lease termination costs ($500,000), leasehold and other asset disposals ($1.4 million) and personnel (a total of 38 employees, primarily in administration, finance and information technology) severance costs ($900,000). The remaining $8.5 million represents asset impairment charges related to recorded goodwill and fixed assets. These impairment charges principally include the write off of goodwill ($7.0 million) related to unprofitable business activities acquired in previous purchases (Target Solutions, Inc., International Data Products, LLC and UniDirect, Inc.), the operations of which the Company has terminated as part of its restructuring. The balance of the impairment charge relates to the write off of unproductive electronic commerce assets ($1.5 million).

     As of December 31, 1999, the Company had approximately $800,000 remaining in its restructuring and asset impairment reserve, primarily consisting of severance. The Company expects that all activities and expenditures related to this restructuring will be completed by June 30, 2000.

15.  EXECUTIVE RETENTION AGREEMENT:

     During the year ended December 31, 1999 the Company executed an Executive Retention Agreement (the "Agreement") with its Chief Executive Officer, P. Scott Munro ("Mr. Munro"). Included in the agreement is a provision for a recourse loan ("loan") to Mr. Munro for approximately $2,500,000 with a stated interest rate of 4.9%. Mr. Munro executed the loan provision on May 10, 1999 and used the proceeds to exercise approximately 480,000 options under the revised terms of the Company's Employee Stock Option Plan. The loan is due and payable, including principal and interest, in May 2002. If Mr. Munro remains employed with the Company, the loan, and accrued interest, will be forgiven as follows: $800,000 after the first quarter of 2000 and the balance on May 9, 2002. The $2,500,000 note receivable from Mr. Munro is shown as a reduction to stockholders' equity. The loan provision of the Agreement also allows for Mr. Munro to borrow up to an additional $1,100,000 under the same terms and conditions noted above. On September 10, 1999, Mr. Munro executed the remaining portion of the loan provision and borrowed the additional $1,100,000 available to him. The $1,100,000 note receivable from Mr. Munro is included in other assets. Upon the occurrence of a Change of Control (as defined in the agreement), Mr. Munro's obligation to pay the then outstanding balance of the loan (including unpaid principal and accrued interest thereon) shall be forgiven and the promissory notes shall be canceled. As noted in Note 16 the Company has agreed to merge with a subsidiary of Avnet, Inc. ("Avnet"). If the acquisition of the Company by Avnet is completed, the loan will be forgiven.

16.  SUBSEQUENT EVENT:

     On March 2, 2000 the Company agreed to merge with a subsidiary of Avnet, so that it would become a wholly owned subsidiary of Avnet. The acquisition has been approved by the boards of directors of both companies and is subject to approval by the stockholders of the Company and regulatory review. If the merger is completed, depending upon the average of the closing trading price of Avnet's common stock during the 15 days ending on the fifth day prior to the vote of the Company's stockholders, the Company's common stockholders will receive between 0.15494 and
0.11452 of a share of Avnet common stock for each share of the Company's stock they own. The transaction is expected to close in June 2000. If the merger is not completed, the Company may be required to pay Avnet a termination fee of $750,000, and the Company may be required to pay Avnet an additional fee of $3.75 million if it enters into an acquisition agreement with another company within a year of termination of the Avnet merger agreement.

     Avnet is a Phoenix, Arizona based distributor of semiconductors, interconnect, passive and electromechanical components and computer products. At its last fiscal year end, Avnet reported sales of approximately $6.35 billion.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding the executive officers and directors of the Company as of February 24, 2000.

Name                                        Age     Position
P. Scott Munro(1)....................       43      Chairman of the Board, Chief Executive Officer and Secretary
Carlton Joseph Mertens II............       34      Chief Operating Officer, President and Director
Dennis J. Polk.......................       33      Senior Vice President of Corporate Finance
Robert O'Reilly......................       47      Senior Vice President of Human Resources
Angelo Guadagno(2)...................       57      Director
Mike Gunnells(3).....................       39      Director
Guy M. Lammle(1).....................       47      Director
K.  William Sickler(3)...............       50      Director
J. Larry Smart(1)(2).................       51      Director

----------
(1)      Member of the Nominating Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Audit Committee.

     P. SCOTT MUNRO has served as Chief Executive Officer and Secretary of the Company since July 1995. Mr. Munro has also served as Chairman of the Board since January 1998 and served as a Director of the Company from July 1995. From January 1993 to July 1995, Mr. Munro was President, Computer Systems Division of the Company, and from July 1990 to January 1993, he served as Senior Vice President, Computer Systems Division of the Company. Prior to 1990, Mr. Munro served as a General Manager for both Future Electronics, Inc., a distributor of electronic components, and Arrow Electronics, Inc., a distributor of computer products.

     CARLTON JOSEPH MERTENS II has served as a Director of the Company and as Chief Operating Officer since September 1997. From 1984 to September 1997, Mr. Mertens was an active member of the management team of SMS, a computer systems integration company, and served as Executive Vice President of SMS from 1991 to September 1997 prior to its acquisition by the Company.

     DENNIS J. POLK currently serves as Senior Vice President of Corporate Finance, but he has resigned effective March 31, 2000. From 1988 to 1995, Mr. Polk held staff and management positions at Grant Thornton LLP. In 1995, Mr. Polk joined Savoir as corporate controller and has held several positions in finance and operations. Mr. Polk is a Certified Public Accountant.

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

     ANGELO GUADAGNO has served as a Director of the Company since August 1997. Currently Mr. Guadagno is an adjunct professor at Boston University and Chief Executive Officer of Skycady, Inc., a Boston, Massachusetts, based consulting firm. From 1989 to 1997, he was employed by Data General Corp., a manufacturer of servers, storage systems and related software, where he served as Vice President of Worldwide Channel Sales, Vice President of Americas Sales and Services and Vice President of North American Sales. During his tenure at Data General he also served as: Vice President of U.S. Sales from 1994 to 1996; Vice President, American Sales and Services from 1990 to 1994; and Vice President of North American Sales Division from 1989 to 1990.

     MIKE GUNNELLS has served as a Director of the Company since October 1999. Since June 1998, he has served as President and CEO of MCBA Inc., an e-commerce consulting company. From 1992 to 1998, Mr. Gunnells was President and CEO of MCBA Systems, a computer systems integration company.

     GUY M. LAMMLE has served as a Director of the Company since August 1998. He has served as Chairman of the Board, Chief Executive Officer and Director of NxTrend Technology, Inc., a software and sales company, since February 1980 and assumed the additional title of President in October 1996. From 1974 to 1980, Mr. Lammle was employed with the Burroughs Corporation, a computer hardware company, progressing from Sales Representative to Zone Manager and finally District Product Manager.

     K. WILLIAM SICKLER has served as a Director of the Company since July 1993. Mr. Sickler has served as Chief Executive Officer and President of Gadzoox Networks, Inc., a provider of gigabit fibre channel networking products, since April 1996. From July 1995 to April 1996, he was Executive Director of Software Business Development for Seagate Technology, a software developer and manufacturer of disk drives, with responsibility for analysis of potential software company acquisitions. From December 1992 to July 1995, Mr. Sickler was President and Chief Executive Officer of Network Computing, Inc., a provider of network management software for local area networks.

     J. LARRY SMART has served as a Director of the Company since October 1995. From October 1995 to January 1998, he also served as Chairman of the Board of the Company. Since July 1999, Mr. Smart has served as Chairman of the Board of Visioneer, Inc., a developer of personal desktop management products. From March 1997 to March 1999, Mr. Smart served as President and Chief Executive Officer of Visioneer, Inc. (prior to Visioneer, Inc. merging with ScanSoft, Inc.), and served as Chairman of the Board of Directors of that company from February 1997 until assuming the position of President and Chief Executive Officer. From July 1995 until March 1997, he was Chairman of the Board, President and Chief Executive Officer of StreamLogic Corporation, a data storage company. From March 1994 to February 1995, Mr. Smart was President and Chief Executive Officer of Maxtor Corporation, a data storage company. From July 1991 to February 1995, Mr. Smart was President and Chief Executive Officer of Southwall Technologies, Inc., a materials sciences company.

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

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules of the Securities and Exchange Commission (the "Commission") thereunder require the Company's directors, executive officers and the beneficial owners of more than ten percent of the Company's common stock to file reports of their ownership and change in ownership of the Company's common stock with the Commission. Based solely upon a review of such reports filed electronically with the Commission, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its directors, executive officers and ten percent beneficial stockholders during the last fiscal year were filed on time, except that Mike Gunnells, appointed to the Board in October 1999, will be filing a late Form 3.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following table provides certain summary information for the years ended December 31, 1997, 1998 and 1999 concerning compensation paid to the Company's Chief Executive Officer and to the Company's three other named executive officers whose compensation exceeded $100,000 in 1999 and one individual who would have been a named executive officer but for the fact that he was not serving as an executive officer at December 31, 1999 (the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                                               Annual Compensation        Long-Term
                                                ----------------------------------------
                                                                                         Compensation
                                                                                            Awards
                                                                                          Securities
                                       Fiscal                            Other Annual     Underlying      All Other
    Name and Principal Position         Year    Salary($)    Bonus($)   Compensation($)   Options(#)   Compensation($)
    ---------------------------         ----    ---------    --------   ---------------   ----------   ---------------

P. Scott Munro...................       1999     495,000     229,500          --                --           --
     Chairman of the Board, Chief       1998     400,406     261,049          --           450,000           --
     Executive Officer and Secretary    1997     302,485     119,398          --           150,000           --
Carlton J. Mertens(1)............       1999     350,000     128,587          --           100,000           --
     President and Chief Operating      1998     270,000     148,717          --                --           --
     Officer                            1997      67,579      32,500          --            45,716           --

James W. Dorst(2)................       1999     235,917      37,500          --                --           --
     Chief Financial Officer            1998     227,750      74,610          --            50,000           --
                                        1997     192,333      51,872          --            30,000           --
Dennis J. Polk(3)................       1999     166,675      39,375          --            75,000           --
     Senior Vice President of
     Corporate Finance
Robert O'Reilly(4)...............       1999     200,000      42,500          --            25,000           --
     Senior Vice President of Human     1998     176,000      62,175          --            50,000           --
     Resources                          1997     142,517      36,578          --            30,000           --

----------
(1)      Mr. Mertens became an executive officer of the Company during 1997.
(2)      Mr. Dorst resigned from the Company during 1999.
(3)      Mr. Polk became an executive officer of the Company in 1999 and has resigned effective March 31, 2000.
(4)      Mr. O'Reilly became an executive officer of the Company during 1997.


RECENT OPTION GRANTS

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1999 to the Named Executive Officers.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                             Percent of                                   Potential Realizable
                                               Total                                     Value at Assumed Annual
                               Number of      Options                                     Rates of Stock Price
                              Securities     Granted to                                  Appreciation for Option
                              Underlying     Employees     Exercise or                          Term($)(3)
                                Options      in Fiscal     Base price     Expiration   ----------------------------
           Name              Granted(#)(1)    Year(2)       ($/Share)        Date           5%            10%
           ----              -------------  ------------   -----------    ----------   -----------     --------


P. Scott Munro........              --           --              --           --             --                --

Carlton J. Mertens ...         100,000        13.54%           9.00         1/4/09      566,005         1,434,368

James W. Dorst........              --           --              --           --             --                --

Dennis J. Polk........          25,000         3.39%           9.00         1/4/09      141,501          358,592
                                50,000         6.77%           4.63        10/19/09     145,182          368,303

Robert O'Reilly.......          25,000         3.39%           4.63        10/19/09      72,591          184,151


----------
(1) These options have a 10-year term and vest at the rate of twenty-five (25%) per year over a four-year period. These options have accelerated vesting upon a change of control of the Company.
(2)  Based on options to purchase an aggregate of 738,500 shares of Common
     Stock granted during fiscal 1999.
(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of five percent
     (5%) and ten percent (10%) compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of Common Stock. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

     The following table shows the stock options exercised during the fiscal year ended December 31, 1999 and the number of shares of Common Stock represented by outstanding stock options held as of December 31, 1999 by each of the Named Executive Officers.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                  Number of Shares Acquired    Number of Securities      Value of Unexercised
                                         on Exercise          Underlying Unexercised    In-the-Money Options at
                                           Shares                Options at Fiscal         Fiscal Year-End ($)
                                        Exercised Value         Year-End Exercisable/         Exercisable/
                                         Realized($)               Unexercisable              nexercisable
                                       -------------------------------------------------------------------------

P. Scott Munro(2)...................... 476,718    $1,777,749      25,000 /        --       $28,125 /         --
Carlton J. Mertens.....................      --            --      22,858 /   122,858            -- /         --
James W. Dorst.........................  50,000       179,371       6,250 /        --         7,031 /         --
Dennis J. Polk.........................      --            --      30,000 /   110,000        19,688 /   $150,063
Robert O'Reilly........................      --            --      53,750 /    96,250        32,344 /     99,406

----------
(1) Based on a per share price of $7.125, the closing price of the Common Stock as reported by The Nasdaq National Market on December 31, 1999, the last trading day of the fiscal year.
(2) Pursuant to an Amendment of Stock Option Agreements, dated as of May 10, 1999, between the Company and Mr. Munro, the Company has accelerated the vesting of 385,000 shares underlying stock options so that they are fully vested. In addition, the Company has permitted Mr. Munro to exercise stock options to purchase 400,000 shares prior to vesting in the underlying shares. Exercises of the 400,000 stock options are subject, if not otherwise accelerated, to the Company's right to repurchase at cost upon Mr. Munro's termination from service with the Company or attempted disposition of unvested shares. The 400,000 shares vest ratably on a monthly basis over the vesting periods set forth in the stock option agreements for each of the option grants. If the acquisition of the Company by Avnet is completed, all of Mr. Munro's shares will be fully vested and the Company's right of repurchase will lapse. For a discussion of vesting of stock options following a change in control, see the subsection below entitled "Change in Control."

COMPENSATION OF DIRECTORS

     The Company's outside directors (i.e., those who are not employees of the Company) receive an annual retainer of $20,000, plus $750 for each board meeting attended. The Company pays for directors' liability insurance and has entered into indemnification agreements with each of its directors. At the 1994 Annual Meeting of Stockholders, the stockholders approved the adoption of the 1994 Stock Option Plan, which has been amended several times since its adoption. The 1994 Stock Option Plan, as amended, provides for the grant of an option of 15,000 shares of the Common Stock to certain directors who are not employees following their initial election or appointment and an option for 4,000 shares of Common Stock at every regular annual meeting at which they are re-elected. The exercise price of the options is the fair market value of the Common Stock on the date of each respective grant and the options vest over a four-year period. In September 1998 and June 1999, the Board of Directors made discretionary grants of nonstatutory stock options to each of the outside directors to purchase 10,000 and 4,000 shares, respectively, of Common Stock at an exercise price of $6.00 and $9.50 per share, respectively.

CHANGE IN CONTROL

     Stock options held by the Company's directors and Named Executive Officers under the Company's Stock Option Plans will become fully vested and exercisable following a change in control of the Company. A "change in control" means the occurrence of any of the following events: (i) stockholder approval of a merger or consolidation of the Company with any other corporation resulting in a change in fifty percent (50%) or more of the total voting power of the Company; (ii) stockholder approval of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (iii) any person becomes the beneficial owner of more than fifty percent (50%) of the Company's total outstanding securities. Further arrangements concerning change in control are described below under "Employment Agreements."

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with P. Scott Munro dated January 22,1998. Pursuant to the terms of the agreement, as amended, Mr. Munro receives a base salary of $495,000 per year and is eligible to receive a bonus of up to $270,000 per year, subject to achievement of certain performance goals. If Mr. Munro is terminated without cause, he will be entitled to receive his base salary for twelve (12) months following his termination. The Company has entered into an Executive Retention Agreement with P. Scott Munro dated as of May 10, 1999. Included in the Executive Retention Agreement is a provision which provides that if Mr. Munro is terminated without cause or his responsibilities are reduced within twelve (12) months following a change in control and such reduction in responsibilties is not for cause, any resignation of employment by Mr. Munro as a consequence of such reduction in responsibilites will be treated as a termination of employment without cause and he will receive a severance payment equal to 200% of his annual base salary plus his annualized target incentive. Also included in the Executive Retention Agreement is a provision for a recourse loan to Mr. Munro for approximately $2,500,000 with a stated interest rate of 4.9%. Mr. Munro executed the loan provision on May 10, 1999 and used the proceeds to exercise approximately 480,000 options under the revised terms of the Company's Employee Stock Option Plan. The loan is due and payable, including principal and interest, in May 2002. If Mr. Munro remains employed with the Company, the loan, and accrued interest, will be forgiven as follows: $800,000 after the first quarter of 2000 and the balance on May 9, 2002. The loan provision of the Executive Retention Agreement also allows for Mr. Munro to borrow up to an additional $1,100,000 under the same terms and conditions noted above. On September 10, 1999, Mr. Munro executed the remaining portion of the loan provision and borrowed the additional $1,100,000 available to him. Upon the occurrence of a change of control (as defined in the Executive Retention Agreement), Mr. Munro's obligation to pay the then outstanding balance of the loan (including unpaid principal and accrued interest thereon) shall be forgiven and the promissory notes shall be canceled. If the acquisition of the Company by Avnet is completed, Mr. Munro's loan will be forgiven.

     The Company has also entered into employment agreements with other management personnel as follows: (i) an employment agreement with Dennis J. Polk dated November 1, 1998, amended on January 11, 1999 and November 1, 1999, pursuant to which Mr. Polk receives a base salary of $225,000 per year and is eligible to receive a bonus of six months base salary in the event of a change in control; and (ii) an employment agreement with Robert O'Reilly dated January 22, 1998, pursuant to which Mr. O'Reilly receives a base salary of $200,000 per year and is eligible to receive a bonus of up to $50,000 per year. In addition to the foregoing, pursuant to each of their agreements with the Company, if Mr. Polk or Mr. O'Reilly is terminated for cause, such person will be entitled to receive his base salary and bonus through the date of his termination. If Mr. Polk or Mr. O'Reilly is terminated without cause, such person will be entitled to receive his base salary for six (6) months following his termination. If Mr. Polk's or Mr. O'Reilly's responsibilities are reduced twelve (12) months following a change in control and such reduction in responsibilities is not for cause, any resignation of employment as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause.

     The Company has entered into an employment agreement with Carlton Joseph Mertens II dated September 30, 1997, pursuant to which Mr. Mertens receives a base salary of $350,000 per year and is eligible to receive a bonus of up to $150,000 per year, subject to achievement of certain performance goals. If Mr. Mertens is terminated for cause, he will be entitled to receive his base salary and bonus due through the date of his termination. If Mr. Mertens is terminated without cause or if Mr. Mertens terminates his employment with the Company for certain specified reasons, he will be entitled to receive his base salary for nine (9) months following his termination; such reasons include assignment or alteration by the Company of Mr. Mertens' duties, responsibilities or obligations materially inconsistent with his position with the Company after notice of Mr. Mertens' objections thereto, failure of the Company to provide to Mr. Mertens the salary or bonuses described above, relocation of the Company's IBM Operational Headquarters outside of San Antonio, Texas, any requirement by the Company for Mr. Mertens to relocate anywhere other than San Antonio, Texas and instructions by the Company given to Mr. Mertens to violate any applicable law after notice of Mr. Mertens' objections.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Angelo Guadagno and J. Larry Smart are the members of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth information as to the beneficial ownership of the Capital Stock of the Company as of February 24, 2000, by: (i) each person known to the Company to beneficially own more than five percent (5%) of the Capital Stock of the Company; (ii) each of the Company's directors; (iii) certain of the Company's executive officers; and (iv) all executive officers and directors of the Company as a group.

                                                                             Shares
                                                                          Beneficially
                     Name of Beneficial Owner (1)                           Owned (1)         Percent (2)
 ------------------------------------------------------------------      --------------       -----------

Astoria Capital Partners, L.P. (3)
        6600 SW 92nd Avenue, Suite 370
        Portland, OR 97223......................................            1,877,430             13.56%
 Robert Fleming, Inc. (4)
        320 Park Avenue, 11th Floor
        New York, NY 10022......................................            1,487,112             10.26%
 Strome Susskind Investment Management, L.P. (5)
        100 Wilshire Blvd., 15th Floor
        Santa Monica, CA 90401..................................            1,259,697              8.91%
 John M. Harkins (6)
        4955 Corporate Drive
        Huntsville, AL 35806....................................            1,200,000              8.90%
 Michael N. Gunnells - Director (7)
        4955 Corporate Drive
        Huntsville, AL 35806....................................            1,185,000              8.78%
 ROI Capital Management, Inc. (8)
        17 E. Sir Francis Drake Blvd., Suite 225
        Larkspur, CA 94939......................................              960,826              6.98%
 P. Scott Munro - Director and Executive Officer (9)
        254 Hacienda Avenue
        Campbell, California 95008..............................              516,458              3.82%
 Carlton Joseph Mertens II - Director & Executive Officer (10)
        6550 North Loop 1604 East
        San Antonio, Texas 778247...............................              460,000              3.41%
 Dennis Polk - Executive Officer (11) ..........................               22,083                  *
 Robert O'Reilly - Executive Officer (12) ......................               30,855                  *
 Guy M. Lammle - Director.......................................               33,537                  *
 J. Larry Smart - Director (13) ................................               26,000                  *
 K.  William Sickler - Director (14) ...........................                7,500                  *
 Angelo Guadagno - Director (15) ...............................                2,500                  *
 All executive officers and directors as a group (16) ..........            2,283,933             16.81%

----------

*    Less than one percent (1%).

(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over the shares reported in the table. Includes shares of Common Stock and shares of Series A Preferred Stock on an as-converted basis. Information with respect to beneficial ownership is based upon information obtained from the stockholders and from the Company's transfer agent. To the Company's knowledge, unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to securities. Shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock, upon exercise of stock options exercisable within 60 days of February 24, 2000 or upon exercise of warrants that are currently exercisable or exercisable within 60 days of February 24, 2000 are deemed to be outstanding and to be beneficially owned by the person presently entitled to exercise for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Each share of Series A Preferred Stock is currently convertible at any time into shares of the Common Stock at a conversion ratio of 1.1953125 shares of Common Stock for each share of Series A Preferred Stock and is entitled to vote, without conversion, together with the Common Stock as a single class on an as-converted basis.

(2)  Based on 13,489,569 shares of Common Stock, 1,850,012 shares of Series
     A Preferred Stock (equivalent to shares of Common Stock on an as-converted basis) outstanding as of February 24, 2000.

(3) Includes 1,526,500 shares of Common Stock, 207,000 shares of Series A Preferred Stock and warrants to purchase 103,500 shares of Common Stock. Common Stock ownership is based on a Schedule 13G/A dated February 15, 2000.

(4) Includes 487,510 shares of Common Stock, 533,000 shares of Series A Preferred Stock and warrants to purchase 362,500 shares of Common Stock. Common Stock ownership based on a Schedule 13G dated February 9, 2000.

(5) Based on a Schedule 13G/A filed March 18, 1999 by Strome Susskind Investment Management, L.P., includes 603,591 shares of Common Stock, 387,012 shares of Series A Preferred Stock and warrants to purchase 193,506 shares of Common Stock.

(6) Ownership totals are based on a Schedule 13D dated June 5, 1998 filed by Mr. Harkins, as well as shares issued to Mr. Harkins thereafter.

(7) Ownership totals are based on a Schedule 13D dated June 5, 1998 filed by Mr. Gunnells, as well as shares issued to Mr. Gunnells thereafter.

(8) Includes 689,576 shares of Common Stock, 160,000 shares of Series A Preferred Stock and warrants to purchase 80,000 shares of Common Stock. Common Stock ownership is based on a Schedule 13G/A dated February 15, 2000.

(9) Includes 25,000 shares subject to stock options that are presently exercisable. Also includes shares subject to a right of repurchase held by the Company pursuant to an Amendment of Stock Option Agreements, dated as of May 10, 1999, which vest ratably on a monthly basis over the vesting periods set forth in the stock option agreements for each of the option grants. If the acquisition of the Company by Avnet is completed, all of Mr. Munro's shares will be fully vested and the Company's right of repurchase will lapse. For a discussion of vesting of stock options following a change in control, see the subsection entitled "Change in Control" under Item 11 above.

(10) Ownership totals are based on a Schedule 13D dated June 5, 1998 filed by Mr. Mertens.

(11) Includes 21,250 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(12) Includes 28,750 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(13) Includes 12,500 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(14) Includes 7,500 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.




(15) Includes 2,500 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(16) Includes 97,500 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

CHANGES IN CONTROL

     On March 2, 2000 the Company agreed to merge with a subsidiary of Avnet, Inc., so that it would become a wholly owned subsidiary of Avnet. The acquisition has been approved by the boards of directors of both entities and is subject to approval by the stockholders of Savoir and regulatory review. If the merger is completed, depending upon the average of the closing trading price of Avnet's common stock during the 15 days ending on the fifth day prior to the vote of the Company's stockholders, the Company's common stockholders will receive between 0.15494 and 0.11452 of a share of Avnet common stock for each share of Savoir stock they own. The transaction is expected to close in June. If the merger is not completed, the Company may be required to pay Avnet a termination fee of $750,000, and the Company may be required to pay Avnet an additional fee of $3.75 million if it enters into an acquisition agreement with another company within a year of termination of the Avnet merger agreement.

     Avnet, Inc. is a Phoenix, Arizona based distributor of semiconductors, interconnect, passive and electromechanical components and computer products. At its last fiscal year end, Avnet reported sales of approximately $6.35 billion.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

(a)  Transactions with Management and Others

     The Company has entered into an Executive Retention Agreement with P. Scott Munro dated as of May 10, 1999. Included in the Executive Retention Agreement is a provision for a recourse loan to Mr. Munro for approximately $2,500,000 with a stated interest rate of 4.9%. Mr. Munro executed the loan provision on May 10, 1999 and used the proceeds to exercise approximately 480,000 options under the revised terms of the Company's Employee Stock Option Plan. The loan is due and payable, including principal and interest, in May 2002. If Mr. Munro remains employed with the Company, the loan, and accrued interest, will be forgiven as follows: $800,000 after the first quarter of 2000 and the balance on May 9, 2002. The loan provision of the Executive Retention Agreement also allows for Mr. Munro to borrow up to an additional $1,100,000 under the same terms and conditions noted above. On September 10, 1999, Mr. Munro executed the remaining portion of the loan provision and borrowed the additional $1,100,000 available to him. Upon the occurrence of a change of control (as defined in the Executive Retention Agreement), Mr. Munro's obligation to pay the then outstanding balance of the loan (including unpaid principal and accrued interest thereon) shall be forgiven and the promissory notes shall be canceled. If the acquisition of us by Avnet is completed, Mr. Munro's loan will be forgiven.

     The Company has also entered into an Amendment of Stock Option Agreements with Mr. Munro, dated as of May 10, 1999. Pursuant to this amendment, the Company has accelerated the vesting of 385,000 shares underlying stock options so that they are fully vested. In addition, the Company has permitted Mr. Munro to exercise stock options to purchase 400,000 shares prior to vesting in the underlying shares. Exercises of the 400,000 stock options are subject, if not otherwise accelerated, to the Company's right to repurchase at cost upon Mr. Munro's termination from service with the Company or attempted disposition of unvested shares. The 400,000 shares vest ratably on a monthly basis over the vesting periods set forth in the stock option agreements for each of the option grants. If the acquisition of the Company by Avnet is completed, all of Mr. Munro's shares will be fully vested and the Company's right of repurchase will lapse. For a discussion of vesting of stock options following a change in control, see the subsection entitled "Change in Control" under Item 11 above.

(b)  Certain Business Relationships

     Not applicable.

(c)  Indebtedness of Management

     For a discussion of the loan to and promissory notes of P. Scott Munro, see
Item 13(a) above.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  1.   Financial Statements

          The financial statements listed below appear on the pages indicated:

                                                                                                Page Number
                                                                                                -----------

Consolidated Balance Sheets, December 31, 1998 and 1999.................................            26
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999          27
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998
   and 1999.............................................................................            28
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999          29
Notes to Consolidated Financial Statements..............................................            30


     2.   Financial Statement Schedules

          The financial statement schedules listed below appear on the pages indicated:


          Schedule II--Valuation and Qualifying Accounts and Reserves                               61


     3.   Exhibits

     See the exhibits listed under Item 14(c) or filed or incorporated by reference herein. Each management contract or compensation plan or arrangement required to be filed has been identified.

(b)  Reports on Forms 8-K

     None.

(c)  Exhibits

     The exhibits listed below are filed or incorporated by reference herein.

   EXHIBIT
   -------

     2.1 Agreement and Plan of Reorganization dated March 17, 1997 by and among the Company, WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on April 1, 1997, and incorporated herein by this reference.

   EXHIBIT
   -------

     2.2+ ++ Stock Purchase Agreement dated June 4, 1997 by and among the Company, Star Management Services, Inc., Harvey E. Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 17, 1997, and incorporated herein by this reference.

     2.3+ ++ Third Amendment to Stock Purchase Agreement dated September 30, 1997 by and among the Company, Star Management Services, Inc., Harvey E. Najim and Carlton Joseph Mertens II, filed as Exhibit
               2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 1997, and incorporated herein by this reference.

     2.4 Purchase Agreement Assignment between the Company and the Agent dated September 30, 1997, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 1997, and incorporated herein by this reference.

     2.5 Asset Purchase Agreement dated November 29, 1996 by and among the Company, International Data Products, LLC, Oliver-Allen Corporation, Inc., International Data Products and Financial, Ltd., Alan M. Bynder and Michael R. Duhaime, filed as Exhibit
               10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

     2.6 Certificate of Ownership and Merger dated as of November 21, 1997, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on November 24, 1997, and incorporated herein by this reference.

     2.7+ ++ Agreement and Plan of Reorganization dated November 22, 1997, by and among Savoir Technology Group, Inc., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 1997, and incorporated herein by this reference.

     2.8 Second Amendment to Agreement and Plan of Reorganization dated April 23, 1998, by and among Savoir Technology Group, Inc., STG Acquisition Corp., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed herewith.

     2.9 First Amendment to Agreement and Plan of Reorganization dated March 27, 1998, by and among Savoir Technology Group, Inc., STG Acquisition Corp., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed as Exhibit 2.12 to the Company's Amendment on Form S-2/A to its Registration Statement on Form S-2 filed with the Commission on April 3, 1998 and incorporated herein by this reference.

     2.10* Asset Purchase Agreement by and between Business Partner Solutions, Inc., a subsidiary of Savoir Technology Group, Inc. and REAL Applications Ltd. dated as of September 8, 1998, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 1998 and incorporated herein by this reference.

     3(i)(a) Restated Certificate of Incorporation of Savoir Technology Group, Inc., a Delaware corporation, filed as Exhibit 3(ii) to the Company's Amendment on Form 8-K/A to its Current Report on Form 8-K dated July 23, 1997, filed on August 14, 1997 and incorporated herein by this reference.

     3(i)(b) Certificate of Amendment of the Certificate of Designation, Preferences and Rights of the Company's Series A Preferred Stock, filed as Exhibit 3.1(b) to the Company's Registration Statement on Form S-3 dated April 29, 1999, and incorporated herein by this reference.

   EXHIBIT
   -------

     3(i)(c) Certification of Designation, Preferences and Rights of the Company's Series B Preferred Stock, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     3(ii) Amended and Restated Bylaws of Savoir Technology Group, Inc., a Delaware corporation, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     4.1 Registration and Put Rights Agreement among the Company and the Purchasers dated September 30, 1997, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.2 Warrant Agreement of Western Micro Technology, Inc. between the Company and the Purchasers dated September 30, 1997 filed as
               Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.3 Common Stock Purchase Warrant in favor of Robert Fleming Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.4 Common Stock Purchase Warrant in favor of CanPartners Investments IV, LLC filed as Exhibit 4.5 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.5 Warrant Agreement of Western Micro Technology, Inc. between the Company and ICC dated September 30, 1997, filed as Exhibit 4.9 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.6 Registration and Put Rights Amendment between the Company and ICC, filed as Exhibit 4.10 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

     4.7       Common Stock Purchase Warrant in favor of ICC, filed as Exhibit
               4.11 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

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

     10.2** Employment Letter between the Company and P. Scott Munro dated January 22, 1998, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     10.3** Employment Letter between the Company and James W. Dorst dated January 22, 1998, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

   EXHIBIT
   -------

     10.4** Employment Letter between the Company and Robert O'Reilly dated January 22, 1998, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     10.5** Employment Letter between the Company and Carlton Joseph Mertens II dated September 30, 1997, filed as part of Exhibit
               2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 16, 1997 and incorporated herein by this reference.

     10.6** Amendment of Stock Option Agreements by and between the Company and P. Scott Munro, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by this reference.

     10.7** Executive Retention Agreement, dated as of May 10, 1999, by and between the Company and P. Scott Munro, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by this reference.

     10.8** Email Agreement, dated March 13, 2000, between P. Scott Munro and the Company.

     10.9** Promissory Note, dated May 10, 1999, of P. Scott Munro in favor of the Company, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by this reference.

     10.10** Promissory Note, dated September 13, 1999, of P. Scott Munro in favor of the Company, filed herewith.

     10.11* Solution Provider Agreement by and between Business Partner Solutions, Inc., a subsidiary of Savoir Technology Group, Inc. and REAL Applications Ltd. dated as of September 8, 1998, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 8, 1998 and incorporated herein by this reference.

     10.12 Inventory and Working Capital Financing Agreement dated September 4, 1998 by and among the Company, Business Partners Solutions, Inc. and MCBA Systems, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated herein by this reference.

     10.13 Amendment to Inventory and Working Capital Financing Agreement, dated as of May 21, 1999, by and among the Company, Business Partner Solutions, Inc., MCBA Systems, Inc. and IBM Credit Corporation, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by this reference.

     10.14 Industry Remarketer Affiliate Agreement between the Company and Sirius Computer Solutions, Ltd. (included in Exhibit 2.3).

     10.15 Amendment Number One to Industry Remarketer Affiliate Agreement between the Company and Sirius Computer Solutions, Ltd., dated as of December 31, 1998, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by this reference.

     10.16 Amendment Number Two to Industry Remarketer Affiliate Agreement between the Company and Sirius Computer Solutions, Inc., dated as of November 30, 1999, filed herewith.

   EXHIBIT
   -------

     10.17 The 1994 Stock Option Plan of Western Micro Technology, Inc. as amended and restated on May 18, 1997, filed as Exhibit A to the Company's Definitive Proxy Statement as filed with the Commission on June 27, 1997, is hereby incorporated by reference.

     10.18 Amendment to the 1994 Stock Option Plan of Western Micro Technology, Inc., dated as of June 29, 1999, filed herewith.

     10.19 The 1995 Employee Stock Purchase Plan of Western Micro Technology, Inc., filed with the Company's Revised Definitive Proxy Statement as filed with the Commission on September 13, 1995, is hereby incorporated by reference.

     10.20 Amendment to the 1995 Employee Stock Purchase Plan of Western Micro Technology, Inc., dated as of June 29, 1999, filed herewith.

     10.21** Employment Letter between the Company and Dennis J. Polk, dated November 1, 1998, and amendments thereto dated January 11, 1999 and November 1, 1999, filed herewith.

     21.1      List of Subsidiaries.

     23.1      Consent of Independent Accountants

     24.1      Power of Attorney

     27.1      Financial Data Schedule.
--------------------

+    Confidential Treatment was granted by the Commission with respect to certain portions of this exhibit.

++   Schedules omitted from this exhibit will be furnished to the Commission upon request.

* Confidential Treatment requested pursuant to a request for confidential treatment filed with the Commission on September 23, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.

**   Indicates management contract or compensation plan or arrangement.

(d)  Financial Statement Schedules

     The financial statement schedules listed below appear on the pages indicated:

                                                                    Page Number
                                                                    -----------
     Schedule II--Valuation and Qualifying Accounts and Reserves        61


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


                                                                                                    SCHEDULE II

                                           SAVOIR TECHNOLOGY GROUP, INC.

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         (in thousands)

                                            Balance at                                               Balance at
                                            Beginning                                                 End of
                                            of Period    Additions(1)    Other(2)    Deductions(3)     Period
                                            ----------   ------------    --------    -------------   -----------

Year ended December 31, 1997:
Allowance for doubtful accounts.....           $411          $472          $80           $644           $319

Year ended December 31, 1998:
Allowance for doubtful accounts.....           $319          $842          $60           $121          $1,100

Year ended December 31, 1999:
Allowance for doubtful accounts.....          $1,100        $1,702         $60           $826          $2,036

----------
(1)  Charged to costs and expenses.
(2)  Reserves recorded for acquisitions.
(3)  Accounts written off against the reserve.

START
                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 28, 2000.

                                   SAVOIR TECHNOLOGY GROUP, INC.



                                   By          /s/ P. Scott Munro
                                      --------------------------------------
                                                 P. Scott Munro
                                             Chief Executive Officer



                                   By        /s/ Dennis J. Polk
                                      ---------------------------------------
                                                  Dennis J. Polk
                                     Senior Vice President Corporate Finance


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints P. Scott Munro and Dennis J. Polk and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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


                   SIGNATURE                                           TITLE                              DATE
                   ---------                                           -----                              ----

            /s/ P. Scott Munro
--------------------------------------------           Chairman of the Board, Chief Executive        March 28, 2000
               P. Scott Munro                                  Officer and Secretary
                                                           (Principal Executive Officer)

           /s/ Dennis J. Polk
--------------------------------------------          Senior Vice President Corporate Finance        March 28, 2000
               Dennis J. Polk                       (Principal Financial and Accounting Officer)


        /s/ Carlton Joseph Mertens II
--------------------------------------------      Chief Operating Officer, President and Director    March 28, 2000
          Carlton Joseph Mertens II


           /s/ Angelo Guadagno
--------------------------------------------                          Director                       March 28, 2000
               Angelo Guadagno





           /s/ Mike Gunnells
--------------------------------------------                          Director                       March 22, 2000
                Mike Gunnells


          /s/ Guy M. Lammle
--------------------------------------------                          Director                       March 23, 2000
                Guy M. Lammle


          /s/ K. William Sickler
--------------------------------------------                          Director                       March 24, 2000
             K.  William Sickler


         /s/ J. Larry Smart
--------------------------------------------                          Director                       March 24, 2000
               J. Larry Smart