Form 10-K/A
period 1999-12-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 2000-05-12
CIK 715842

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1999

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                        Commission File Number 000-11560

                          SAVOIR TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    94-2414428
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


44931 INDUSTRIAL BOULEVARD, FREMONT, CA                       94538
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (408) 379-0177

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


                                                        Name of Each Exchange
            Title of Each Class                          On Which Registered
            -------------------                          -------------------

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

================================================================================

                          SAVOIR TECHNOLOGY GROUP, INC.

                                TABLE OF CONTENTS

                                 1999 FORM 10-K

Item No.                                                                   Page
--------                                                                   ----
                                     PART I


1.   Business.............................................................    1
2.   Properties...........................................................   14
3.   Legal Proceedings....................................................   15
4.   Submission of Matters to a Vote of Security
         Holders..........................................................   15

                                     PART II

5.   Market for the Registrant's Common Stock
         and Related Stockholder Matters..................................   15
6.   Selected Consolidated Financial Data.................................   17
7.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................   18
7A.  Quantitative and Qualitative Disclosures About Market Risk...........   25
8.   Financial Statements and Supplementary Data..........................   26
9.   Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure...........................   47

                                    PART III

10.  Directors and Executive Officers of the
         Registrant.......................................................   47
11.  Executive Compensation...............................................   49
12.  Security Ownership of Certain Beneficial
         Owners and Management............................................   53
13.  Certain Relationships and Related
         Transactions.....................................................   55

                                     PART IV

14.  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K..........................................   57

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

                                                                                                         Lease
                                                                                      Approximate     Expiration
                    Location                                Principal Use            Square Footage      Date
                    --------                                -------------            --------------   ----------
Campbell, California...........................    Corporate Headquarters and             24,000         2000
                                                   Sales Office

San Antonio, Texas.............................    Savoir Operational Headquarters       120,000         2003
                                                   and Sales, Warehouse,
                                                   Distribution, Integration
                                                   Center, Marketing and Technical
                                                   Support Office

Fremont, California............................    Warehouse, Distribution and            66,500         2003
                                                   Integration Center

Atlanta, Georgia...............................    Warehouse, Distribution,               16,500         2002
                                                   Integration Center and Sales
                                                   Office

Lake Forest, California (a suburb of Los Angeles)  Warehouse, Distribution,               13,300         2004
                                                   Integration Center, Sales
                                                   Office and Technical Support
                                                   Office

Burr Ridge, Illinois (a suburb of Chicago).....    Warehouse, Distribution,               16,900         2003
                                                   Integration Center and
                                                   Technical Support and Sales
                                                   Office

Framingham, Massachusetts (a suburb of Boston).    Sales Office                           11,200         2000


                                                                                                         Lease
                                                                                      Approximate     Expiration
                    Location                                Principal Use            Square Footage      Date
                    --------                                -------------            --------------   ----------

Huntsville, Alabama............................    Sales Office                            6,000         2002

Monterrey, Mexico..............................    Sales Office                            2,700         2000

Mississauga, Ontario, Canada...................    Sales Office                            3,300         2001

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

                                                              High        Low
                                                              ----        ---
YEAR ENDED DECEMBER 31, 1998
     First Quarter....................................    $   12.75    $   9.63
     Second Quarter...................................        13.44        9.13
     Third Quarter....................................        12.75        4.31
     Fourth Quarter...................................         9.50        5.31
YEAR ENDED DECEMBER 31, 1999
     First Quarter....................................    $   12.50    $   8.63
     Second Quarter...................................        10.75        7.50
     Third Quarter....................................         9.75        7.75
     Fourth Quarter...................................         8.38        4.31

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------


                                                                         YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1995        1996         1997        1998        1999
                                                        ----        ----         ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
     Net sales.....................................  $ 106,462   $131,697     $237,884    $ 593,341   $ 767,243
     Cost of goods sold............................     93,416    114,389      205,089      526,113     683,292
                                                     ---------   --------     --------    ---------   ---------

     Gross profit..................................     13,046     17,308       32,795       67,228      83,951

     Selling, general and administrative expenses..     13,694     13,716       25,969       46,002      61,083
     Restructuring charges.........................      3,600         --           --           --      11,287
                                                     ---------   --------     --------    ---------   ---------

     Operating income (loss).......................     (4,248)     3,592        6,826       21,226      11,581
     Interest expense..............................        850        978        3,181        4,318       2,842
                                                     ---------   --------     --------    ---------   ---------

     Income (loss) before income taxes.............     (5,098)     2,614        3,645       16,908       8,739
     Income tax expense............................         --        276          335        8,268       6,948
                                                     ---------   --------     --------    ---------   ---------

     Income (loss) before extraordinary item.......     (5,098)     2,338        3,310        8,640       1,791
     Extraordinary item, net of tax................         --         --           --       (2,338)         --
                                                     ---------   --------     --------    ---------   ---------

     Net income (loss).............................     (5,098)     2,338        3,310        6,302       1,791
     Dividends on convertible preferred stock subject
        to redemption..............................         --         --         (484)      (5,439)     (1,432)
                                                     ---------   --------     --------    ---------   ---------
     Net income (loss) attributable to common
        stockholders...............................  $  (5,098)  $  2,338     $  2,826    $     863   $     359
                                                     =========   ========     ========    =========   =========

     Net income (loss) per share attributable to
       common stockholders:(1)
        -Basic.....................................  $   (1.36) $    0.55     $   0.57    $    0.10   $    0.03
        -Diluted...................................  $   (1.36) $    0.52     $   0.55    $    0.09   $    0.03
     Number of shares used in per share
       calculations:(1)
        -Basic.....................................      3,756      4,255        4,902        8,714      12,387
        -Diluted...................................      3,756      4,513        5,976        9,343      12,951


                                                                           AS OF DECEMBER 31,
                                                     -----------------------------------------------------------
                                                        1995        1996         1997        1998        1999
                                                        ----        ----         ----        ----        ----
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital...............................  $   7,312   $  7,448     $  6,454    $   3,455   $   5,569
     Total assets..................................     35,899     63,276      186,888      308,902     324,693
     Short-term debt...............................      7,126     11,335       15,579       22,260      23,987
     Long-term debt, less current portion..........        117         53       22,330        1,087       4,376
     Convertible preferred stock subject to
       redemption..................................         --         --       18,132       15,729      14,580
     Stockholders' equity..........................     11,004     15,714       28,948       77,838      98,210
----------
(1)      See Note 8 of Notes to Consolidated Financial Statements for
         information concerning the computation of net income (loss) per share attributable to common stockholders.

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

                                                                                                 Estimated Earnout
                                                                                                     Potential
                                               Initial Consideration    Actual Earnout Paid(1)    Consideration(1)
                                              ------------------------  ---------------------- --------------------------
                                                            Shares of               Shares of                 Shares of
                                 Transaction                 Common                 Common                     Common
      Acquisition Target             Date        Cash         Stock       Cash       Stock        Cash          Stock
      ------------------         -----------  -----------   ----------  --------   ----------- -----------   ------------

Enlaces ("Enlaces")(2).........    4/27/99    $ 5,200,000     235,638         --           --   $5,000,000         --

Infinite Solutions, Inc.
("Infinite")(3)................    1/4/99       2,750,000     88,560          --           --           --         --

REAL Applications, Ltd.
("REAL")(4)....................    9/8/98      12,875,000         --          --           --           --         --

MCBA Systems, Inc. ("MCBA")(5).    6/5/98                    852,854          --    1,500,000           --         --

UniDirect Corporation ("UDC")(6)   5/15/98      2,900,000         --          --           --           --         --

Star Management Services, Inc.
     ("SMS")(7)................    9/30/97     42,150,000    460,000    $5,000,000         --           --         --

Target Solutions, Inc. ("TSI")(8)  3/17/97             --    220,273          --           --           --         --

International Data Products, LLC
     ("IDP")(9)................   11/29/96        265,000         --          --      140,000           --         --

Star Technologies, Inc.
("STI")(10)....................    11/7/96             --    113,263          --      166,800           --         --

R&D Hardware Systems Company
     of Colorado ("R&D")(11)...    1/2/96       1,000,000    125,000          --       78,587           --         --

International Parts, Inc.
("IPI")(12)....................   11/18/95             --    300,000          --       42,516           --         --

First Computer Corporation
     ("FCC")(13)...............    12/1/94             --    328,943          --           --           --         --
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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:


                                                                        Fiscal Year Ended December 31,
                                                                      -----------------------------------
                                                                        1997         1998          1999
                                                                      --------     -------       --------
Net sales..........................................................    100.0%       100.0%        100.0%
Cost of goods sold.................................................     86.2         88.7          89.1
                                                                      --------     -------       --------
     Gross profit..................................................     13.8         11.3          10.9
Selling, general and administrative expenses.......................      9.8          6.7           6.7
Restructuring charge...............................................     --           --             1.5
Depreciation and amortization expense..............................      1.1          1.1           1.2
                                                                      --------     -------       --------
     Total operating expenses......................................     10.9          7.8           9.4
                                                                      --------     -------       --------
     Operating income..............................................      2.9          3.5           1.5
Interest expense...................................................      1.4          0.6           0.4
                                                                      --------     -------       --------

Income before income taxes and extraordinary item..................      1.5          2.9           1.1
Income tax expense.................................................      0.1          1.4           0.9
                                                                      --------     -------       --------

Income before extraordinary item...................................      1.4          1.5           0.2
Extraordinary item, net of tax effect..............................     --           (0.4)         --
                                                                      --------     -------       --------

Net income.........................................................      1.4          1.1           0.2
Dividends on convertible preferred stock subject to redemption.....      0.2          0.9           0.2
                                                                      --------     -------       --------
Net income attributable to common stockholders.....................      1.2%         0.2%           --%
                                                                      ========     =======       ========

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

                                                             1998                                          1999
                                    -------------------------------------------- ---------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      FIRST       SECOND      THIRD     FOURTH      FIRST      SECOND      THIRD      FOURTH
                                     QUARTER     QUARTER     QUARTER    QUARTER    QUARTER     QUARTER    QUARTER     QUARTER
                                    ---------- ----------   ---------- ---------- ---------- ----------  ----------  ----------
Net sales.......................... $  100,504  $ 122,920   $  149,809  $ 220,108  $ 168,569  $ 201,687  $ 181,577  $  215,410
Cost of goods sold.................     87,443    108,031      132,561    198,078    149,476    179,282    162,026     192,508
                                    ----------  ---------   ----------  ---------  ---------  ---------  ---------   ---------
     Gross profit..................     13,061     14,889       17,248     22,030     19,093     22,405     19,551      22,902
                                    ----------  ---------   ----------  ---------  ---------  ---------  ---------   ---------

Selling, general and administrative
     expenses......................      8,025      9,067       10,551     12,028     11,606     12,988     13,330      14,273
Depreciation and amortization......      1,201      1,560        1,626      1,944      2,021      2,458      2,296       2,111
Restructuring charge...............         --         --           --         --         --         --     12,800      (1,513)
                                    ----------  ---------   ----------  ---------  ---------  ---------  ---------  ----------
     Total operating expenses......      9,226     10,627       12,177     13,972     13,627     15,446     28,426      14,871
                                    ----------  ---------   ----------  ---------  ---------  ---------  ---------  ----------

     Operating income (loss).......      3,835      4,262        5,071      8,058      5,466      6,959     (8,875)      8,031
Interest expense...................      1,709        963          605      1,041        738        774        586         744
                                    ----------  ---------   ----------  ---------  ---------  ---------  ---------  ----------
Income (loss) before income taxes
     and extraordinary item........      2,126      3,299        4,466      7,017      4,728      6,185     (9,461)      7,287
Income tax expense (benefit).......      1,033      1,618        2,179      3,438      2,317      3,013     (4,063)      5,681
                                    ----------  ---------   ----------  ---------  ---------  ---------  ---------  ----------
Income (loss) before extraordinary
  item.............................      1,093      1,681        2,287      3,579      2,411      3,172     (5,398)      1,606
Extraordinary item, net of tax
  effect...........................         --     (2,338)          --         --         --         --         --          --
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
     Net income (loss)............. $    1,093  $    (657)  $    2,287  $   3,579  $   2,411  $   3,172  $  (5,398) $    1,606
                                    ==========  ==========   =========  =========  =========  =========  =========  ==========

Per share attributable to common stockholders:

Income before extraordinary item -  $     0.12  $     0.16  $    (0.20) $    0.30  $    0.18  $    0.23  $   (0.44) $     0.10
  Basic............................
Extraordinary item, Net of tax      $       --  $    (0.30) $       --  $      --  $      --  $      --  $      --  $       --
  effect...........................
Net income (loss) - Basic.......... $     0.12  $    (0.14) $    (0.20) $    0.30  $    0.18  $    0.23  $   (0.44) $     0.10
                                    ==========  ==========  ==========  =========  =========  =========  =========  ==========
Income before extraordinary
   item - Diluted.................. $     0.11  $     0.08  $    (0.20) $    0.27  $    0.17  $    0.21  $   (0.44) $     0.10
Extraordinary item, net of tax      $       --  $    (0.22) $       --  $      --  $      --
  effect...........................
Net income (loss) - Diluted........ $     0.11  $     0.30  $    (0.20) $    0.27  $    0.17  $    0.21  $   (0.44) $     0.10
                                    ==========  ==========  ==========  =========  =========  =========  =========  ==========

                                                                       AS A PERCENTAGE OF NET SALES
                                    ------------------------------------------------------------------------------------------
Net sales..........................      100.0%     100.0%      100.0%      100.0%     100.0%     100.0%     100.0%     100.0%
Cost of goods sold.................       87.0       87.9        88.5        90.0       88.7       88.9       89.2       89.4
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
     Gross profit..................       13.0       12.1        11.5        10.0       11.3       11.1       10.8       10.6
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
Selling, general and administrative
     expenses......................        8.0        7.4         7.0         5.5        6.9        6.4        7.3        6.6
Depreciation and amortization......        1.2        1.2         1.1         0.8        1.2        1.3        1.4        1.0
Restructuring charge...............         --         --          --          --         --         --        7.0       (0.7)
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
     Total operating expenses......        9.2        8.6         8.1         6.3        8.1        7.7       15.7        6.9
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
     Operating income (loss).......        3.8        3.5         3.4         3.7        3.2        3.4       (4.9)       3.7
Interest expense...................        1.7        0.8         0.5         0.5        0.4        0.3        0.3        0.4
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
     Income (loss) before income
        taxes and extraordinary item       2.1        2.7         2.9         3.2        2.8        3.1       (5.2)       3.3
Income tax expense (benefit).......        1.0        1.3         1.4         1.6        1.4        1.5       (2.2)       2.6
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
Income (loss) before extraordinary
     item..........................        1.1        1.4         1.5         1.6        1.4        1.6       (3.0)       0.7
Extraordinary item, net of  tax
     effect........................         --       (1.9)         --          --         --         --         --         --
                                    ----------  ----------  ----------  ---------  ---------  ---------  ---------  ----------
     Net income (loss).............        1.1%      (0.5)%       1.5%        1.6%       1.4%       1.6%      (3.0)%      0.7%
                                    ==========  ==========  ==========  =========  =========  =========  =========  ==========

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Savoir Technology Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 57 present fairly, in all material respects, the consolidated financial position of Savoir Technology Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 18, the Company has revised the consolidated financial statements as of December 31, 1999 and 1998 to present $14,580,000 and $15,729,000, respectively, of convertible preferred stock subject to redemption as convertible preferred stock outside of stockholders' equity.


PricewaterhouseCoopers LLP


Austin, Texas
January 27, 2000,
except for Note 17, as to
which the date is March 2, 2000

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     December 31,
                                                                      --------------------------------------
                                                                              1998               1999
                                                                      ------------------   -----------------
                                                                          (as revised)        (as revised)
                               ASSETS
Current assets:
     Cash........................................................     $           5,820    $           9,863
     Trade accounts receivable, net of allowance for doubtful
       accounts of $2,036 in 1999 and $1,100 in 1998.............               156,953              145,328
     Other receivables...........................................                11,443               14,331
     Inventories.................................................                38,913               36,986
     Other current assets........................................                 4,574                6,588
                                                                      -----------------    -----------------
         Total current assets....................................               217,703              213,096
Property and equipment, net......................................                 5,526                5,998
Excess of cost over acquired net assets and other intangibles, net               83,810              100,969
Other assets.....................................................                 1,863                4,630
                                                                      -----------------    -----------------
             Total assets........................................     $         308,902    $         324,693
                                                                      =================    =================


               LIABILITIES, CONVERTIBLE PREFERRED STOCK
                     SUBJECT TO REDEMPTION AND
                       STOCKHOLDERS' EQUITY


Current liabilities:
     Notes payable...............................................     $          21,240    $          21,018
     Current portion of long-term debt...........................                 1,020                2,969
     Accounts payable............................................               184,915              177,161
     Accrued expenses and other current liabilities..............                 7,073                6,379
                                                                      -----------------    -----------------
         Total current liabilities...............................               214,248              207,527
Long-term debt, less current portion.............................                 1,087                4,376
                                                                      -----------------    -----------------
             Total liabilities...................................               215,335              211,903
                                                                      -----------------    -----------------


Commitments and contingencies (Notes 4, 10 and 12)................                   --                   --

Convertible preferred stock subject to redemption, $0.01 par value;
     10,000,000 shares authorized; issued and outstanding:
     Series A:  1,850,012 shares in 1999 and 1,986,500 shares in
     1998; Series B:  10 shares in 1999 and 1998; liquidation
     preference:  $17,691 in 1999 and $18,996 in 1998............                15,729               14,580

Stockholders' equity
     Common stock, $0.01 par value; 25,000,000 shares authorized;
         issued and outstanding: 13,165,311 shares in 1999 and
         10,698,010 shares in 1998...............................                   107                  132
     Shareholder note receivable.................................                    --               (2,513)
     Additional paid-in capital..................................                76,101               98,866
     Retained earnings ..........................................                 1,630                1,725
                                                                      -----------------    -----------------
         Total stockholders' equity..............................                77,838               98,210
                                                                      -----------------    -----------------
              Total liabilities, convertible preferred stock
                  subject to redemption, and stockholders'
                  equity.........................................     $         308,902    $         324,693
                                                                      =================    =================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       Year Ended December 31,
                                                     -----------------------------------------------------
                                                            1997               1998               1999
                                                     --------------      --------------     --------------
Net sales.......................................     $      237,884      $      593,341     $      767,243
Cost of goods sold..............................            205,089             526,113            683,292
                                                     --------------      --------------     --------------
     Gross profit...............................             32,795              67,228             83,951
Selling, general and administrative expenses....             25,969              46,002             61,083
Restructuring charge............................                 --                  --             11,287
                                                     --------------      --------------     --------------
     Operating income...........................              6,826              21,226             11,581
Interest expense................................              3,181               4,318              2,842
                                                     --------------      --------------     --------------
     Income before income taxes and
        extraordinary item......................              3,645              16,908              8,739
Income tax expense..............................                335               8,268              6,948
                                                     --------------      --------------     --------------
Income before extraordinary item................              3,310               8,640              1,791
     Extraordinary item, net of tax effect of
        $2,246..................................                 --              (2,338)                --
                                                     --------------      ---------------    --------------
        Net income..............................              3,310               6,302              1,791
     Dividends on convertible preferred stock
       subject to redemption ...................               (484)             (5,439)            (1,432)
                                                     --------------      ---------------    --------------
       Net income attributable to common
         stockholders...........................     $        2,826      $          863     $          359
                                                     ==============      ==============     ==============
Net income per share attributable to common stockholders:
     Income before extraordinary item
        -basic..................................     $         0.57      $         0.37     $         0.03
     Extraordinary item, net of tax effect......                 --               (0.27)                --
                                                     --------------      ---------------    --------------
     Net income per share-basic.................     $         0.57      $         0.10     $         0.03
                                                     ==============      ==============     ==============

     Income before extraordinary item
        -diluted................................     $         0.55      $         0.34     $         0.03
     Extraordinary item, net of tax effect......                 --               (0.25)                --
                                                     --------------      ---------------    --------------
     Net income per share-diluted...............     $         0.55      $         0.09     $         0.03
                                                     ==============      ==============     ==============

Number of shares used in per share calculations:
     Basic......................................              4,902               8,714             12,387
                                                     ==============      ==============     ==============
     Diluted....................................              5,976               9,343             12,951
                                                     ==============      ==============     ==============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                             Common Stock                   Retained   Shareholder
                                        ----------------------   Paid-In    Earnings      Note
                                          Shares      Amount     Capital    (Deficit)   Receivable     Total
                                        ---------   ----------  ----------  ----------  ----------   ----------
Balances, January 1, 1997.............  4,488,131   $       45  $   17,914  $   (2,245) $       --   $   15,714
   Exercise of stock options..........     24,375           --          74          --          --           74
   Issuance of common stock in
     business combinations............    809,898            8       6,817          --          --        6,825
   Issuance of common stock under
     employee stock purchase plan.....     31,044            1         255          --          --          256
   Dividend on convertible preferred
     stock subject to redemption......      4,230           --          50        (100)         --          (50)
   Common stock warrants issued in
     connection with debt offerings...         --           --       1,330          --          --        1,330
   Issuance of common stock
     warrants.........................         --           --       1,000          --          --        1,000
   Tax benefit from exercise of stock
     options..........................         --           --         489          --          --          489
   Net income.........................         --           --          --       3,310          --        3,310
                                        ---------   ----------  ----------  ----------  ----------   ----------
Balances, December 31, 1997
     (as revised).....................  5,357,678           54      27,929         965          --       28,948
   Exercise of stock options..........     54,611            1         308          --          --          309
   Issuance of common stock in
     business combinations............  1,193,510           12       9,727          --          --        9,739
   Issuance of common stock under
     employee stock purchase plan.....     33,773           --         297          --          --          297
   Issuance of common stock under
     secondary offering...............  3,000,000           30      28,559          --          --       28,589
   Dividend on convertible preferred
     stock subject to redemption......    171,252            2       1,801      (1,803)         --           --
   Conversion of convertible
     preferred stock subject to
     redemption to common stock.......    262,853            2       2,182          --          --        2,184
   Dividend on convertible preferred
     stock subject to redemption......    612,533            6       3,793      (3,799)         --           --
   Cash dividend on convertible
     preferred stock subject to
     redemption.......................         --           --          --         (35)         --          (35)
   Exercise of warrants...............     11,800           --         114          --          --          114
   Revalue of warrants in connection
     with debt offering...............         --           --       1,391          --          --        1,391
   Net income.........................         --           --          --       6,302          --        6,302
                                        ---------   ----------  ----------  ----------  ----------   ----------
Balances, December 31, 1998
     (as revised)..................... 10,698,010          107      76,101       1,630          --       77,838
   Exercise of stock options..........    583,614            6       2,927          --          --        2,933
   Issuance of common stock in
     business combinations............  1,479,322           15      15,941          --          --       15,956
   Issuance of common stock under
     employee stock purchase plan.....     84,428            1         622          --          --          623
   Dividend on convertible preferred
     stock subject to redemption......    156,790            1       1,575      (1,576)         --           --
   Conversion of convertible
     preferred stock subject to
     redemption to common stock.......    163,147            2       1,147          --          --        1,149
   Cash dividend on convertible
     preferred stock subject to
     redemption.......................         --           --          --        (120)         --         (120)
   Tax benefit from exercise of stock
     options..........................         --           --         553          --          --          553
   Shareholder note receivable........         --           --          --          --      (2,513)      (2,513)
   Net income.........................         --           --          --       1,791          --        1,791
                                        ---------   ----------  ----------  ----------  ----------   ----------
Balances, December 31, 1999
     (as revised)..................... 13,165,311   $      132  $   98,866  $    1,725  $   (2,513)  $   98,210
                                       ==========   ==========  ==========  ==========  ===========  ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                             -------------------------------------------------
                                                                    1997             1998             1999
                                                             ---------------   --------------   --------------
Cash flows from operating activities:
   Net income..........................................      $         3,310   $        6,302   $        1,791
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Write down of fixed assets and intangibles......                   --               --            7,492
       Depreciation and amortization...................                2,670            6,331            8,886
       Extraordinary loss on retirement of debt........                   --            2,773
       Loss on sale of equipment.......................                   --              117                1
       Provision for doubtful accounts receivable......                  472              842            1,702
       Deferred taxes..................................               (1,551)             (59)            (171)
       Accretion on long-term debt obligations.........                  344              732               --
       Change in assets and liabilities:
         Accounts receivable...........................              (23,282)         (77,229)          12,273
         Inventories...................................               (7,505)          (2,089)           1,848
         Other current assets..........................               (1,564)          (8,570)          (4,451)
         Accounts payable..............................               32,312           71,080           (9,318)
         Accrued expenses and other liabilities........                  655           15,331            1,271
                                                             ---------------   --------------   --------------

             Net cash provided by operating activities.                5,861           15,561           21,324
                                                             ---------------   --------------   --------------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired.....              (35,166)         (18,573)          (9,977)
   Proceeds from sale of fixed assets..................                   --                6               11
   Acquisition of other assets.........................                 (988)          (2,665)          (2,660)
   Acquisition of property and equipment...............               (1,592)          (2,423)          (4,395)
   Proceeds from sale of investment....................                   --               --              250
                                                             ---------------   --------------   --------------

             Net cash used in investing activities.....              (37,746)         (23,655)         (16,771)
                                                             ----------------  ---------------  --------------
Cash flows from financing activities:
   Proceeds from short-term borrowings.................               72,761          301,023          487,532
   Payments on short-term borrowings...................              (81,175)        (301,440)        (487,654)
   Payments on long-term debt obligations..............                 (236)         (32,643)          (1,311)
   Proceeds from issuance of common stock .............                   --           28,589               --
   Proceeds from exercise of stock options and warrants                   74              423              420
   Proceeds from short term loan.......................                   --           15,000            5,000
   Payments on short-term loan.........................                   --               --           (5,000)
   Proceeds from employee stock purchase plan..........                  256              297              623
   Proceeds from issuance of long-term debt net of
         issuance costs................................               23,099               --               --
   Proceeds from issuance of convertible preferred stock
        subject to redemption and warrants, net........               19,082             (219)              --
   Proceeds from equipment loans.......................                  559               --               --
   Payment of cash dividend on convertible preferred
        stock subject to redemption....................                   --              (35)            (120)
                                                             ---------------   ---------------  --------------
             Net cash provided by (used in) financing
             activities................................               34,420           10,995             (510)
                                                             ---------------   --------------   --------------
Net increase in cash...................................                2,535            2,901            4,043
Cash--beginning of period...............................                 384            2,919            5,820
                                                             ---------------   --------------   --------------
Cash--end of period.....................................      $        2,919   $        5,820   $        9,863
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

         NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:

         Basic earnings per share ("EPS") is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock outstanding.


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

2.       LONG LIVED ASSETS:

         Property and equipment consist of the following (IN THOUSANDS):

                                                                                December 31,
                                                                          ------------------------
                                                                             1998          1999
                                                                          ---------      ---------
        Computer and office equipment...............................      $  10,119      $  10,995
        Leasehold improvements......................................          1,482          1,937
                                                                          ---------      ---------
                                                                             11,601         12,932
        Accumulated depreciation and amortization...................         (6,075)        (6,934)
                                                                          ---------      ---------
                                                                          $   5,526      $   5,998
                                                                          =========      =========

         Excess of cost over acquired net assets and other intangibles (IN THOUSANDS):

                                                                                December 31,
                                                                          ------------------------
                                                                             1998          1999
                                                                          ---------      ---------
        Excess of cost over net assets acquired.....................      $  85,544      $ 108,291
        Other intangibles...........................................          4,633          3,636
                                                                          ---------      ---------
                                                                             90,177        111,927
        Accumulated amortization....................................         (6,367)       (10,958)
                                                                          ---------      ---------
                                                                          $  83,810      $ 100,969
                                                                          =========      =========

3.       BORROWING ARRANGEMENTS:

         Notes Payable (IN THOUSANDS):

                                                                                December 31,
                                                                         ------------------------
                                                                            1998            1999
                                                                         ----------      ---------
        Working capital line........................................     $    6,228      $   6,018
        Other.......................................................         15,012         15,000
                                                                         ----------      ---------
                                                                         $   21,240      $  21,018
                                                                         ==========      =========



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



         On September 8, 1998, the Company executed an amendment to its credit facility with IBMCC, pursuant to which the Company obtained a loan of $15,000,000 to consummate the REAL transaction (See Note 12). On April 23, 1999, the Company executed an additional amendment to the IBMCC Credit Facility, pursuant to which the Company obtained an additional loan of $5,000,000 to consummate the Enlaces transaction (See Note 12). These loans, included in other notes payable, bear interest at prime (8.5% and 7.75% at December 31, 1999 and 1998, respectively) plus 2.0% and are due in monthly installments through September 2000. The balance remaining at December 31, 1999 was $15,000,200. In January 2000, the maturity date of each of the $15,000,000 and $5,000,000 loans was amended and extended through June 2001.


         Long-Term Debt (IN THOUSANDS):

                                                                                 December 31,
                                                                          ------------------------
                                                                             1998           1999
                                                                          ---------      ---------
        Enlaces note payable........................................      $      --      $   5,000
        Various notes payable.......................................          2,107          2,345
                                                                          ---------      ---------
                                                                              2,107          7,345
        Less amounts due within one year............................         (1,020)        (2,969)
                                                                          ---------      ---------
        Long-term debt due after one year...........................      $   1,087      $   4,376
                                                                          =========      =========

         Principal payments for long-term debt at December 31, 1999 are as follows:

        2000.................................................         $   2,969
        2001.................................................             3,692
        2002.................................................               174
        2003.................................................               127
        2004.................................................               383
                                                                      ---------
                                                                      $   7,345
                                                                      =========

         On April 23, 1999, in connection with the purchase of Enlaces (see Note
12), the Company recorded $5,000,000 in long-term debt due in annual payments through April 2001.

         On May 15, 1998, in connection with the acquisition of assets from UniDirect Corporation (see Note 12) the Company issued a $1,700,000 promissory note to UniDirect. The promissory note bears interest at 8.25% and is payable over a two-year period.


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

         Future minimum rental commitments for all noncancelable operating leases are as follows (IN THOUSANDS):

        Years Ending December 31,
        -------------------------
        2000............................................       $    3,116
        2001............................................            2,659
        2002............................................            2,515
        2003............................................            1,745
        2004............................................              678
        Thereafter......................................              423
                                                               ----------
                                                               $   11,136
                                                               ==========

5.       INCOME TAXES:

         The provision for (benefit from) income taxes consist of the following (IN THOUSANDS):

                                                    Federal       State        Foreign       Total
                                                   ---------    ---------     ---------    ---------
       1999:
              Current........................      $   5,013    $     882     $   1,224    $   7,119
              Deferred.......................           (171)          --            --         (171)
                                                   ---------    ---------     ---------    ---------
                                                   $   4,842    $     882     $   1,224    $   6,948
                                                   =========    =========     =========    =========

       1998:
              Current........................      $   6,055    $   1,585     $     687    $   8,327
              Deferred.......................            (44)         (15)           --          (59)
                                                   ---------    ---------     ---------    ---------
                                                   $   6,011    $   1,570     $     687    $   8,268
                                                   =========    =========     =========    =========
       1997:
              Current........................      $   1,578    $     308     $      --    $   1,886
              Deferred.......................         (1,301)        (250)           --       (1,551)
                                                   ---------    ---------     ---------    ---------
                                                   $     277    $      58     $      --    $     335
                                                   =========    =========     =========    =========

         The Company's effective tax rate differs from the U.S. federal statutory tax rate as follows:

                                                                1997       1998       1999
                                                                ----       ----       ----
       Statutory tax (benefit) rate.......................        34%        35%        34%
       Goodwill and other nondeductible expenses..........        15         10         28
       Benefit resulting from utilization of federal NOL..       (17)        --         --
       State taxes, net of federal benefit................         8          6         10
       Change in valuation reserve........................       (35)        --         --
       Foreign rates in excess of federal statutory rate..        --         --          6
       Other..............................................         4         (2)         1
                                                                ----       ----       ----
                                                                   9%        49%        79%
                                                                ====       ====       ====

         The components of the net deferred tax asset (included in other current assets) are as follows (IN THOUSANDS):

                                                                                 December 31,
                                                                        --------------------------
                                                                             1998           1999
                                                                        -----------      ---------
        Deferred tax assets:
        Accounts receivable reserve.................................      $     443      $     469
        Accumulated depreciation and amortization...................            (13)           407
        Uniform inventory capitalization............................            216            113
        Inventory reserve...........................................            399            432
        Other nondeductible reserves................................            319            162
        Other.......................................................            246            197
                                                                          ---------      ---------
                                                                          $   1,610      $   1,780
                                                                          =========      =========


         The components of income before income tax expense and extraordinary item are as follows (IN THOUSANDS):

                              Domestic     Foreign       Total
                              --------     -------       -----
                  1999        $ 7,006       $1,733      $ 8,739
                  1998         15,346        1,562       16,908
                  1997          3,614           31        3,645


6.       CONVERTIBLE PREFERRED STOCK SUBJECT TO REDEMPTION:

         On September 19, 1997, the Company completed the private placement of 1,121,250 units (the "Units"). Each Unit consists of two shares of the Company's Series A Preferred Stock, par value $0.01 per share, for an aggregate of 2,242,500 shares, at a purchase price of $9.5625 per share, and one Common Stock purchase warrant (which expires in five years), par value $0.01 per share, for an aggregate of 1,121,250 shares, at a purchase price of $.125 per warrant and exercisable at a price of $9.6875 per share for a total purchase price of $19.25 per Unit. The Series A Preferred Stock has an eight percent (8%) cumulative dividend, payable in cash or Company Common Stock at the election of the Company and a potential special dividend should the price of the Company's Common Stock fall below $9.5625 on each anniversary of the private placement. The special dividend may not exceed $1.9125 per share each year. The Series A Preferred Stock is convertible at the option of the Holders, at any time, into Common Stock of the Company. The conversion price is $9.3125 and is subject to adjustment if the Company issues any stock or securities at less than the conversion price. During the year ended December 31, 1998 and 1999, 256,000 and 136,488, respectively, of these shares were converted into 262,853 and 163,147, respectively, shares of the Company's common stock. Subsequent to September 19, 1998, the Company may redeem the Preferred Stock provided that the Company's Common Stock is trading at one hundred fifty percent (150%) of the conversion price (as adjusted) and the daily trading volume of the Company's stock is in excess of 125,000 shares, as defined. Subsequent to September 19, 2001, the Company may redeem the Preferred Stock at the conversion price (as adjusted). The holders of the preferred stock are entitled to effectively redeem their shares of the preferred stock in the event of a change in control of the Company, as defined, at a value of $9.6581 per share, payable in cash or property with similar value. In connection with the transaction, the Company issued warrants for the purchase of 112,125 shares of Common Stock to placement agents. The warrants are exercisable at $9.6875 per share and expire in five years. Net proceeds totaled approximately $18,900,000. The Company used the proceeds to pay down its line of credit and for general working capital purposes.

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


Activity of the convertible preferred stock subject to redemption is as follows:

                                                                               Amount
                                                       Number of Shares    (In thousands)
                                                       ----------------    --------------
Balances, January 1, 1997........................                 --         $       --
   Issuance of convertible preferred stock subject
     to redemption, net..........................          2,242,500             18,132
                                                       ----------------    --------------
Balances, December 31, 1997                                2,242,500             18,132
   Conversion of convertible preferred stock subject
     to redemption to common stock..............            (256,000)            (2,184)
   Additional issuance costs....................                  --               (219)
                                                       ----------------    --------------
Balances, December 31, 1998.....................           1,986,500             15,729
   Conversion of convertible preferred stock subject
     to redemption to common stock..............            (136,488)            (1,149)
                                                       ----------------    --------------
Balances, December 31, 1999.....................           1,850,012         $   14,580
                                                       ================    ==============


7.       STOCKHOLDERS' EQUITY:


         COMMON STOCK:


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

                                                                                    Options Outstanding
                                                                          --------------------------------------
                                                              Shares                                     Total
                                                            Available     Number of     Price per         (in
                                                            for Grant       Shares        Share       thousands)
                                                           ----------     ---------    ------------  -----------
Balances, January 1, 1997...........................               64       929,581    $2.00-$10.34  $    5,430
     Additional shares reserved.....................          700,000
     Options granted................................         (610,679)      610,679    $8.00-$12.75       6,506
     Options exercised..............................               --       (24,375)   $2.25-$7.00          (74)
     Options terminated.............................           79,875       (79,875)   $2.13-$12.25        (629)
                                                           ----------     ---------    ------------  -----------
Balances, December 31, 1997.........................          169,260     1,436,010    $2.00-$12.75  $   11,233
     Additional shares reserved.....................          925,000
     Options granted................................       (1,178,500)    1,178,500    $5.63-$13.00       9,846
     Options exercised..............................               --       (54,611)   $2.00-$9.00         (309)
     Options terminated.............................          123,500      (123,500)   $2.25-$13.00      (1,047)
                                                           ----------     ---------    ------------  -----------
Balances, December 31, 1998.........................           39,260     2,436,399    $2.00-$13.00  $   19,723
     Additional shares reserved.....................          700,000
     Options granted................................         (738,500)      738,500    $4.50-$11.44       4,866
     Options exercised..............................               --      (583,614)   $2.13-$10.25      (2,933)
     Options terminated.............................          332,250      (332,250)   $2.00-$13.00      (3,118)
     Plan shares expired............................           (6,875)       (5,125)       N/A              (57)
                                                           ----------     ---------    ------------  -----------
Balances, December 31, 1999.........................          326,135     2,253,910    $2.00-$13.00  $   18,481
                                                           ----------     ---------    ------------  -----------

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
 RANGE OF EXERCISE    OUTSTANDING AS        REMAINING          AVERAGE        EXERCISABLE AS    WEIGHTED AVERAGE
      PRICES            OF 12/31/99     CONTRACTUAL LIFE    EXERCISE PRICE      OF 12/31/99      EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------

$3.38-$4.625               81,221             7.34             $   3.89            46,221           $   3.38
$4.63-$4.63               375,000             9.80                 4.63                 0               0.00
$5.00-$5.44                56,250             6.00                 5.08            56,250               5.08
$5.63-$5.63               227,375             8.26                 5.63            73,314               5.63
$5.88-$8.50               233,875             7.31                 6.51           118,875               6.50
$8.53-$8.88                41,000             8.69                 8.66             9,250               8.74
$9.00-$9.00               333,000             7.81                 9.00           159,000               9.00
$9.06-$10.00              110,500             8.08                 9.61            42,750               9.65
$10.25-$10.25             237,250             8.09                10.25           179,000              10.25
$10.34-$13.00             558,439             7.72                11.71           306,847              11.47
                     --------------------------------------------------------------------------------------------
$3.38-$13.00            2,253,910             8.12             $   8.22           991,507           $   9.02

         The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999:

                                                            Group A                         Group B
                                                 ----------------------------    -----------------------------
                                                  1997      1998       1999       1997       1998       1999
                                                 -------   -------    -------    -------    -------    -------
       Risk-free interest rates............       6.30      4.96       5.88       6.39       5.14       6.00
       Expected life.......................      5 years   5 years    5 years    4 years    4 years    4 years
       Volatility..........................      75.00%    56.00%     186.55%    75.00%     56.00%     186.55%

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

         The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan under the Black-Scholes valuation model using the following assumptions:

                                                                 1997          1998         1999
                                                               ---------    ---------     ---------
       Risk-free interest rate..............................     5.46          5.41         6.00
       Expected life........................................   0.5 years    0.5 years     0.5 years
       Volatility...........................................    75.00%        56.00%       186.55%

         The weighted average fair value of those purchase rights granted in 1997, 1998 and 1999 was $5.10, $3.56 and $5.80, respectively.

         The following pro forma net income information has been prepared following the provisions of SFAS No. 123 (IN THOUSANDS EXCEPT PER SHARE DATA):

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                 1997          1998         1999
                                                                 ----          ----         ----
       Net income (loss)--pro forma........................       $ 1,624       $ (252)      $ 1,227
                                                              ===========  ===========   ===========

       Basic net income (loss) per share--pro forma........        $ 0.23      $ (0.03)       $ 0.10
                                                              ===========  ===========   ===========

       Diluted net income (loss) per share--pro forma......        $ 0.21      $ (0.03)       $ 0.09
                                                              ===========  ===========   ===========

         The above pro forma effects on net income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

8.       EARNINGS PER SHARE:

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1997              1998            1999
                                                                 ------------      -------------    ------------

Numerator-basic and diluted EPS attributable to common
stockholders
     Income attributable to common stockholders, before
        extraordinary item..................................     $      2,826      $      3,201     $        359
     Extraordinary item, net of tax effect..................               --            (2,338)              --
                                                                 ------------      -------------    ------------

     Net income - basic.....................................            2,826               863              359
     Plus: impact of assumed preferred conversion...........              484                --               --
                                                                 ------------      ------------     ------------

     Net income - diluted...................................     $      3,310      $        863     $        359
                                                                 ============      ============     ============

Denominator-basic EPS
     Weighted average shares outstanding....................            4,902             8,714           12,387
                                                                 ============      ============     ============
     Basic EPS
     Income before extraordinary item.......................     $       0.57      $       0.37     $       0.03
     Extraordinary item, net of tax effect..................               --             (0.27)              --
                                                                 ------------      ------------     ------------

     Basic earnings per share...............................     $       0.57      $       0.10     $       0.03
                                                                 ============      ============     ============
Denominator-diluted EPS
     Denominator-basic EPS..................................            4,902             8,714           12,387
     Effect of dilutive securities:
     Common stock options and warrants......................              453               629              564
     Preferred stock subject to redemption..................              621                --               --
                                                                 ------------      ------------     ------------
                                                                        5,976             9,343           12,951
                                                                 ============      ============     ============
     Diluted EPS
     Income before extraordinary item.......................     $       0.55      $       0.34     $       0.03
     Extraordinary item, net of tax effect..................               --             (0.25)              --
                                                                 ------------      -------------    ------------

     Diluted earnings per share.............................     $       0.55      $       0.09     $       0.03
                                                                 ============      ============     ============


Options to purchase 1,419,144, 906,582 and 211,720 shares of Common Stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the calculation of net income per share because the options exercise price was greater than the average market price of the Common Shares. Additionally, the Common Stock issuable upon the assumed conversion of the convertible preferred stock subject to redemption was not included in the diluted earnings per share calculations for 1998 and 1999 as it would have been anti-dilutive.

9.       SUPPLEMENTAL CASH FLOW INFORMATION:

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid for interest and income taxes was (IN THOUSANDS):

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1997              1998            1999
                                                                 ------------      ------------     ------------
Interest....................................................     $      2,700      $      3,495     $      2,769
Income taxes................................................     $        706      $      4,495     $     11,225


         Supplemental Disclosures of Noncash Investing and Financing Activities (IN THOUSANDS):

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1997              1998            1999
                                                                 ------------      ------------     ------------

Tax benefit from exercise of stock options..................     $        489      $         --     $        553
Common stock issued in connection with business combinations            6,825             9,739           15,956
Dividend on preferred stock.................................               50             1,803            1,576
Special dividend on preferred stock.........................               --             3,799               --
Common stock warrants issued in connection with
     notes payable issuance.................................            1,330                --               --
Common stock warrants issued in connection with
     preferred stock........................................            1,000                --               --
Common stock warrants revaluation...........................               --             1,391               --
Shareholder note receivable (see Note 16)...................               --                --            2,513



10.      CONTINGENCIES:

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

11.      SAVINGS AND RETIREMENT PLAN:

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

12.      ACQUISITIONS AND INVESTMENTS:

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


         On May 15, 1998, the Company purchased substantially all of the UniDirect catalog and VarCity distribution business and related electronic software distribution organization of UniDirect Corporation ("UDC") for $4,600,000, comprised of $2,900,000 in cash and a $1,700,000 promissory note. The promissory note bears interest at 8.25% and is payable over a two-year period. This transaction has been accounted for as a purchase with the result that UDC operations are included in the Company's financial statements from the date of purchase. In connection with the acquisition, the Company recorded approximately $4,900,000 of goodwill and other intangible assets. During the year ended December 31, 1997, the acquired businesses had unaudited revenues of approximately $18,000,000. The Company has included the unamortized balance of goodwill and other intangible assets of the VarCity distribution business in the restructuring charge for the year ended December 31, 1999 (see Note 15).


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

                                                        Year Ended
                                                     December 31, 1997
                                                     -----------------
Net sales........................................     $   306,000,000
Net income.......................................     $       899,000
Net income per share-basic.......................     $          0.17
Net income per share-diluted.....................     $          0.14

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


         On March 17, 1997, the Company acquired all of the common stock of Target Solutions, Inc. ("TSI"), a privately held company, for approximately $2,200,000, paid in common stock (220,273 shares) of the Company. Additional consideration, up to $10,000,000 in cash and stock, can be earned by TSI by meeting certain defined gross profit targets through fiscal year 1998. An additional 62,578 shares were issued by the Company on March 17, 1997, and placed in escrow for the earn-out provision. No shares were earned in 1997 or 1998. The unearned shares will be returned to the Company. The acquisition has been accounted for as a purchase with the result that TSI operations are included in the Company's financial statements from the date of purchase. Additional amounts payable under contingent earn-out provisions will be accounted for as an increase in the purchase price when such amounts become determinable. In connection with the acquisition, the Company recorded approximately $2,600,000 of goodwill and other intangible assets. The fair value of assets acquired from TSI was approximately $1,141,000 and liabilities assumed were approximately $1,484,000. The Company has included the unamortized balance of goodwill and other intangible assets of the TSI operations in the restructuring charge for the year ended December 31, 1999 (See Note 15).


13.      SEGMENT REPORTING:

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

14.      EXTRAORDINARY CHARGE:

         During the year ended December 31, 1998, in connection with the repayment of its outstanding debt obligations, the Company recorded an extraordinary charge of $2,338,000, net of tax, resulting from a prepayment penalty, the write off of unamortized discounts relating to certain warrants issued to debt holders and other related expenses.

15.      RESTRUCTURING CHARGE:

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


         Activity in the accrued restructuring liabilities recorded in the third and fourth quarter of 1999 is as follows (IN THOUSANDS):

                                                                                        Accrued At
                                                   Restructuring         Paid/         December 31,
                                                       Charge         Written Off          1999
                                                   -------------      -----------      ------------
Goodwill and electronic commerce asset.......       $    8,500        $    8,435       $      65
Leasehold and other asset disposals..........            1,446             1,446              --
Severance....................................              897               531             366
Lease termination............................              444               111             333
                                                   -------------      -----------      ------------
Total restructuring costs....................       $   11,287        $   10,523       $     764


16.      EXECUTIVE RETENTION AGREEMENT:

         During the year ended December 31, 1999 the Company executed an Executive Retention Agreement (the "Agreement") with its Chief Executive Officer, P. Scott Munro ("Mr. Munro"). Included in the agreement is a provision for a recourse loan ("loan") to Mr. Munro for approximately $2,500,000 with a stated interest rate of 4.9%. Mr. Munro executed the loan provision on May 10, 1999 and used the proceeds to exercise approximately 480,000 options under the revised terms of the Company's Employee Stock Option Plan. The loan is due and payable, including principal and interest, in May 2002. If Mr. Munro remains employed with the Company, the loan, and accrued interest, will be forgiven as follows: $800,000 after the first quarter of 2000 and the balance on May 9, 2002. The $2,500,000 note receivable from Mr. Munro is shown as a reduction to stockholders' equity. The loan provision of the Agreement also allows for Mr. Munro to borrow up to an additional $1,100,000 under the same terms and conditions noted above. On September 10, 1999, Mr. Munro executed the remaining portion of the loan provision and borrowed the additional $1,100,000 available to him. The $1,100,000 note receivable from Mr. Munro is included in other assets. Upon the occurrence of a Change of Control (as defined in the agreement), Mr. Munro's obligation to pay the then outstanding balance of the loan (including unpaid principal and accrued interest thereon) shall be forgiven and the promissory notes shall be canceled. As noted in Note 17 the Company has agreed to merge with a subsidiary of Avnet, Inc. ("Avnet"). If the acquisition of the Company by Avnet is completed, the loan will be forgiven.


17.      SUBSEQUENT EVENT:

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


18.      REVISION:

         Previously, the Company classified its outstanding convertible preferred stock as a component of stockholders' equity. As a result of the change in control provision discussed in Note 6, the Company has revised the consolidated financial statements to present the convertible preferred stock subject to redemption as convertible preferred stock outside of stockholders' equity. The impact of this revision on stockholders' equity is as follows:

                                                                       December 31,
                                                      ---------------------------------------------
                                                           1997            1998             1999
                                                      ------------    ------------     ------------
                                                                      (in thousands)
Stockholders' equity, as previously reported......    $     47,080    $     93,567     $    112,790
Revision..........................................         (18,132)        (15,729)         (14,580)
                                                      ------------    ------------     ------------
Stockholders' equity, as revised.................     $     28,948    $     77,838     $     98,210
                                                      ============    ============     ============

This revision did not affect previously reported net income.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information regarding the executive officers and directors of the Company as of February 24, 2000.

Name                                        Age     Position
----                                        ---     --------

P. Scott Munro(1)....................       43      Chairman of the Board, Chief Executive Officer and Secretary
Carlton Joseph Mertens II............       34      Chief Operating Officer, President and Director
Dennis J. Polk.......................       33      Senior Vice President of Corporate Finance
Robert O'Reilly......................       47      Senior Vice President of Human Resources
Angelo Guadagno(2)...................       57      Director
Mike Gunnells(3).....................       39      Director
Guy M. Lammle(1).....................       47      Director
K.  William Sickler(3)...............       50      Director
J. Larry Smart(1)(2).................       51      Director
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

                                            SUMMARY COMPENSATION TABLE

                                                         Annual Compensation              Long-Term
                                                ---------------------------------------  Compensation
                                                                                            Awards
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

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                             Percent of                                  Potential Realizable
                                               Total                                    Value at Assumed Annual
                               Number of      Options                                    Rates of Stock Price
                              Securities     Granted to                                 Appreciation for Option
                              Underlying     Employees     Exercise or                        Term($)(3)
                                Options      in Fiscal     Base price     Expiration   -------------------------
           Name              Granted(#)(1)    Year(2)       ($/Share)        Date           5%            10%
           ----              -------------  -----------    -----------    ----------   ---------       ---------
P. Scott Munro........              --            --             --          --              --               --

Carlton J. Mertens....         100,000        13.54%           9.00         1/4/09      566,005        1,434,368

James W. Dorst........              --            --             --          --              --               --

Dennis J. Polk........          25,000         3.39%           9.00         1/4/09      141,501          358,592
                                50,000         6.77%           4.63        10/19/09     145,182          368,303

Robert O'Reilly.......          25,000         3.39%           4.63        10/19/09      72,591          184,151

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

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                                               Number of Securities
                                  Number of Shares Acquired   Underlying Unexercised       Value of Unexercised
                                         on Exercise            Options at Fiscal         In-the-Money Options at
                                    Shares Exercised Value           Year-End               Fiscal Year-End ($)
                                         Realized($)         Exercisable/Unexercisable   Exercisable/Unexercisable
                                  --------------------------------------------------------------------------------
P. Scott Munro(2)................       476,718    $1,777,749      25,000 /      --       $28,125 /       --
Carlton J. Mertens...............            --            --      22,858 / 122,858            -- /       --
James W. Dorst...................        50,000       179,371       6,250 /      --         7,031 /       --
Dennis J. Polk...................            --            --      30,000 / 110,000        19,688 / $150,063
Robert O'Reilly..................            --            --      53,750 /  96,250        32,344 /   99,406
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

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with P. Scott Munro dated January 22,1998. Pursuant to the terms of the agreement, as amended, Mr. Munro receives a base salary of $495,000 per year and is eligible to receive a bonus of up to $270,000 per year, subject to achievement of certain performance goals. If Mr. Munro is terminated without cause, he will be entitled to receive his base salary for twelve (12) months following his termination. The Company has entered into an Executive Retention Agreement with P. Scott Munro dated as of May 10, 1999. Included in the Executive Retention Agreement is a provision which provides that if Mr. Munro is terminated without cause or his responsibilities are reduced within twelve (12) months following a change in control and such reduction in responsibilities is not for cause, any resignation of employment by Mr. Munro as a consequence of such reduction in responsibilities will be treated as a termination of employment without cause and he will receive a severance payment equal to 200% of his annual base salary plus his annualized target incentive. Also included in the Executive Retention Agreement is a provision for a recourse loan to Mr. Munro for approximately $2,500,000 with a stated interest rate of 4.9%. Mr. Munro executed the loan provision on May 10, 1999 and used the proceeds to exercise approximately 480,000 options under the revised terms of the Company's Employee Stock Option Plan. The loan is due and payable, including principal and interest, in May 2002. If Mr. Munro remains employed with the Company, the loan, and accrued interest, will be forgiven as follows: $800,000 after the first quarter of 2000 and the balance on May 9, 2002. The loan provision of the Executive Retention Agreement also allows for Mr. Munro to borrow up to an additional $1,100,000 under the same terms and conditions noted above. On September 10, 1999, Mr. Munro executed the remaining portion of the loan provision and borrowed the additional $1,100,000 available to him. Upon the occurrence of a change of control (as defined in the Executive Retention Agreement), Mr. Munro's obligation to pay the then outstanding balance of the loan (including unpaid principal and accrued interest thereon) shall be forgiven and the promissory notes shall be canceled. If the acquisition of the Company by Avnet is completed, Mr. Munro's loan will be forgiven.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)      1.    Financial Statements

               The financial statements listed below appear on the pages indicated:

                                                                                                Page Number
                                                                                                -----------

Consolidated Balance Sheets, December 31, 1998 and 1999.................................            27
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and
     1999...............................................................................            28
Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1997, 1998 and 1999................................................................            29
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and
     1999...............................................................................            30
Notes to Consolidated Financial Statements..............................................            31



         2.    Financial Statement Schedules

               The financial statement schedules listed below appear on the pages indicated:


               Schedule II--Valuation and Qualifying Accounts and Reserves                         62



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

  Exhibit
  -------


  2.2+ Stock Purchase Agreement dated June 4, 1997 by and among the Company, Star Management Services, Inc., Harvey E. Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 17, 1997, and incorporated herein by this reference.

  2.3+ Third Amendment to Stock Purchase Agreement dated September 30, 1997 by and among the Company, Star Management Services, Inc., Harvey E. Najim and Carlton Joseph Mertens II, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 10, 1997, and incorporated herein by this reference.


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


  2.7+ Agreement and Plan of Reorganization dated November 22, 1997, by and among Savoir Technology Group, Inc., MCBA Systems, Inc., Michael N. Gunnells and John Harkins, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 1997, and incorporated herein by this reference.

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


 10.8**/++          Email Agreement, dated March 13, 2000, between P. Scott
                    Munro and the Company.

 10.9** Promissory Note, dated May 10, 1999, of P. Scott Munro in favor of the Company, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated herein by this reference.

 10.10**/++         Promissory Note, dated September 13, 1999, of P. Scott Munro in favor of the Company.


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


 10.16++ Amendment Number Two to Industry Remarketer Affiliate Agreement between the Company and Sirius Computer Solutions, Inc., dated as of November 30, 1999.

 Exhibit
 -------

 10.17              The 1994 Stock Option Plan of Western Micro Technology, Inc.
                    as amended and restated on May 18, 1997, filed as Exhibit A to the Company's Definitive Proxy Statement as filed with the Commission on June 27, 1997, is hereby incorporated by reference.


 10.18++ Amendment to the 1994 Stock Option Plan of Western Micro Technology, Inc., dated as of June 29, 1999.


 10.19 The 1995 Employee Stock Purchase Plan of Western Micro Technology, Inc., filed with the Company's Revised Definitive Proxy Statement as filed with the Commission on September 13, 1995, is hereby incorporated by reference.


 10.20++ Amendment to the 1995 Employee Stock Purchase Plan of Western Micro Technology, Inc., dated as of June 29, 1999.

 10.21**/++         Employment Letter between the Company and Dennis J. Polk,
                    dated November 1, 1998, and amendments thereto dated January
                    11, 1999 and November 1, 1999.

 21.1++             List of Subsidiaries.

 23.1               Consent of Independent Accountants.

 24.1++             Power of Attorney.

 27.1               Financial Data Schedule.


--------------------


+ Confidential Treatment was granted by the Commission with respect to certain portions of this exhibit. Schedules omitted from this exhibit will be furnished to the Commission upon request.
++  Filed previously.
* Confidential Treatment requested pursuant to a request for confidential treatment filed with the Commission on September 23, 1998. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.
** Indicates management contract or compensation plan or arrangement.


(d)      Financial Statement Schedules

         The financial statement schedules listed below appear on the pages indicated:


                                                                                     Page Number
                                                                                     -----------

         Schedule II--Valuation and Qualifying Accounts and Reserves                      62


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

                                                                     SCHEDULE II

                          SAVOIR TECHNOLOGY GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                            Balance at                                               Balance at
                                            Beginning                                                 End of
                                            of Period    Additions(1)    Other(2)    Deductions(3)     Period
                                            ---------    ------------    --------    -------------   ----------
Year ended December 31, 1997:

Allowance for doubtful accounts                $411          $472          $80           $644           $319
Inventory valuation reserve                    $785          $180          $150          $893           $222

Year ended December 31, 1998:

Allowance for doubtful accounts                $319          $842          $60           $121          $1,100
Inventory valuation reserve                    $222         $1,370         $--           $601            $991

Year ended December 31, 1999:

Allowance for doubtful accounts               $1,100        $1,702         $60           $826          $2,036
Inventory valuation reserve                    $991         $1,155         $--           $910          $1,236

----------
(1)  Charged to costs and expenses.
(2)  Reserves recorded for acquisitions.
(3)  Accounts written off against the reserve.

                                   SIGNATURES



         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MAY 11, 2000.


                                              SAVOIR TECHNOLOGY GROUP, INC.



                                              By        /s/ P. Scott Munro
                                                 -------------------------------
                                                          P. Scott Munro
                                                      Chief Executive Officer




                                              By      /s/ Terry V. Johnson
                                                 -------------------------------
                                                         Terry V. Johnson
                                                      Chief Financial Officer





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


                   SIGNATURE                                           TITLE                              DATE
                   ---------                                           -----                              ----

           /s/ P. Scott Munro                          Chairman of the Board, Chief Executive          May 11, 2000
--------------------------------------------
               P. Scott Munro                                  Officer and Secretary
                                                           (Principal Executive Officer)
          /s/ Terry V. Johnson
--------------------------------------------                  Chief Financial Officer                  May 11, 2000
              Terry V. Johnson                      (Principal Financial and Accounting Officer)


       /s/ Carlton Joseph Mertens II*             Chief Operating Officer, President and Director      May 11, 2000
--------------------------------------------
          Carlton Joseph Mertens II


            /s/ Angelo Guadagno*                                      Director                         May 11, 2000
--------------------------------------------
               Angelo Guadagno


             /s/ Mike Gunnells*                                       Director                         May 11, 2000
--------------------------------------------
                Mike Gunnells


             /s/ Guy M. Lammle*                                       Director                         May 11, 2000
--------------------------------------------
                Guy M. Lammle


           /s/ K. William Sickler*                                    Director                         May 11, 2000
--------------------------------------------
             K.  William Sickler




                   SIGNATURE                                           TITLE                              DATE
                   ---------                                           -----                              ----

             /s/ J. Larry Smart*                                      Director                         May 11, 2000
--------------------------------------------
               J. Larry Smart


*By:       /s/ P. Scott Munro
    ----------------------------------------
               P. Scott Munro
              Attorney-in-fact
