Form 10-Q
period 2000-03-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 2000-05-15
CIK 715842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                       44931 INDUSTRIAL BLVD., FREMONT, CA
                       -----------------------------------
                    (Address of principal executive offices)

                                      94538
                                      -----
                                   (Zip Code)

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

                                 YES |X| NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                     OUTSTANDING AT APRIL 24, 2000
                -----                     -----------------------------

    Common Stock $0.01 par value                    13,609,907

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION                                               1

Item 1.  Financial Statements                                                1

         Consolidated Statements of Operations for the Three Months
             Ended March 31, 2000 and 1999                                   1

         Consolidated Balance Sheets at March 31, 2000 and December
             31, 1999                                                        2

         Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2000 and 1999                                   3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          20

PART II - OTHER INFORMATION                                                 21

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes in Securities and Use of Proceeds                          21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   21

Signatures                                                                  22

Index to Exhibits                                                           23

         When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of certain such risks, see "Factors That May Affect Future Results" on page 11. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                          PART I.FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                          For the Three Months
                                                            Ended March 31,
                                                     -------------------------------
                                                         2000              1999
                                                     -------------     -------------
Net sales...................................         $  193,854        $  168,569
Cost of goods sold..........................            175,065           149,476
                                                     -------------     -------------
     Gross profit...........................             18,789            19,093
                                                     -------------     -------------
Selling, general and administrative expenses             14,701            13,627
                                                     -------------     -------------
     Operating income ......................              4,088             5,466
Interest expense............................                681               738
                                                     -------------     -------------
     Income before income taxes.............              3,407             4,728
Provision for income taxes..................              1,438             2,317
                                                     -------------     -------------
Net income..................................              1,969             2,411
     Dividends on convertible preferred stock
       subject to redemption................               (354)             (380)
                                                     -------------     -------------
     Net income attributable to common
       stockholders.........................         $    1,615        $    2,031
                                                     =============     =============

Net income per share attributable to
     common stockholders:
     Basic..................................         $    0.12         $    0.18
                                                     =============     =============
     Diluted................................         $    0.12         $    0.17
                                                     =============     =============

Number of shares used in per share calculations:
     Basic..................................             13,448            11,344
                                                     =============     =============
     Diluted................................             13,834            14,141
                                                     =============     =============

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)

                                                                                March 31,             December 31,
                                ASSETS                                            2000                    1999
                                                                            ------------------     -------------------

Current Assets:
     Cash............................................................       $         5,851        $          9,863
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,467 at March 31, 2000 and $2,036 at
       December 31, 1999.............................................               144,392                 145,328
     Other receivables...............................................                14,202                  14,331
     Inventories.....................................................                32,617                  36,986
     Other current assets............................................                 7,100                   6,588
                                                                            ------------------     -------------------
         Total current assets........................................               204,162                 213,096

Property and equipment, net..........................................                 6,020                   5,998
Excess of cost over acquired net assets and other
     intangibles, net................................................               100,483                 100,969
Other assets.........................................................                 4,649                   4,630
                                                                            ------------------     -------------------
              Total assets...........................................       $       315,314        $        324,693
                                                                            ==================     ===================

  LIABILITIES, CONVERTIBLE PREFERRED STOCK SUBJECT TO REDEMPTION AND
                         STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable...................................................       $        34,324        $         21,018
     Current portion of long-term debt...............................                 2,874                   2,969
     Accounts payable................................................               148,602                 177,161
     Accrued expenses and other current liabilities..................                 6,105                   6,379
                                                                            ------------------     -------------------
         Total current liabilities...................................               191,905                 207,527

Long-term debt, less current portion.................................                 6,841                   4,376
                                                                            ------------------     -------------------
              Total liabilities......................................               198,746                 211,903
                                                                            ------------------     -------------------

Commitments and contingencies........................................

Convertible preferred stock subject to redemption, $0.01 par value;
     10,000,000 shares authorized; issued and outstanding: Series A:
     1,850,012 shares at March 31, 2000 and December 31, 1999;
     Series B:  10 shares at March 31, 2000 and December 31, 1999;
     liquidation preference:  $17,691 at March 31, 2000 and December
     31, 1999........................................................                14,580                  14,580

Stockholders' Equity:
     Common stock, $0.01 par value; 25,000,000 shares authorized;
       issued and outstanding: 13,562,655 shares at March 31, 2000
       and 13,165,311 at December 31, 1999...........................                   136                     132
     Shareholder note receivable.....................................                (2,513)                 (2,513)
     Additional paid-in capital......................................               101,366                  98,866
     Retained earnings...............................................                 2,999                   1,725
                                                                            ------------------     -------------------
         Total stockholders' equity..................................               101,988                  98,210
                                                                            ------------------     -------------------
         Total liabilities, convertible preferred stock subject to
             redemption, and stockholders' equity....................       $       315,314        $        324,693
                                                                            ==================     ===================

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (Unaudited)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                            ------------------------------------------
                                                                                  2000                    1999
                                                                            ------------------     -------------------
Cash flows from operating activities:
     Net income......................................................       $         1,969        $          2,411
     Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization...............................                 2,343                   2,021
         Provision for doubtful accounts receivable..................                   334                     175
         Gain on sale of fixed assets................................                    --                      (4)
         Deferred taxes..............................................                   (84)                   (147)
     Changes in assets and liabilities:
         Accounts receivable.........................................                   602                  37,630
         Inventories.................................................                 4,369                  (1,550)
         Other current assets........................................                   398                  (2,843)
         Accounts payable............................................               (28,559)                (39,438)
         Accrued expenses and other current liabilities..............                  (274)                 (7,573)
                                                                            ------------------     -------------------
              Net cash used in operating activities..................               (18,902)                 (9,318)
                                                                            ------------------     -------------------
Cash flows from investing activities:
     Proceeds from sale of fixed assets..............................                     7                      10
     Acquisition of businesses, net of cash acquired.................                    --                  (2,750)
     Acquisition of other assets.....................................                  (663)                   (199)
     Acquisition of property and equipment...........................                  (602)                   (952)
                                                                            ------------------     -------------------
         Net cash used in investing activities.......................                (1,258)                 (3,891)
                                                                            ------------------     -------------------
Cash flows from financing activities:
     Proceeds from short-term borrowings.............................               139,795                 140,160
     Payments on short-term borrowings...............................              (121,596)               (124,769)
     Payments on debt obligations....................................                (2,523)                    (34)
     Payment of cash dividend on convertible preferred stock subject
         to redemption...............................................                   (27)                    (40)
     Proceeds from exercise of stock options and warrants............                   204                      25
     Proceeds from employee stock purchase plan......................                   295                     299
                                                                            ------------------     -------------------
         Net cash provided by financing activities...................                16,148                  15,641
                                                                            ------------------     -------------------
Net (decrease) increase in cash......................................                (4,012)                  2,432
Cash--beginning of period.............................................                9,863                   5,820
                                                                            ------------------     -------------------
Cash--end of period...................................................       $        5,851        $          8,252
                                                                            ==================     ===================

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)


Note 1: The unaudited consolidated financial statements which include the accounts of Savoir Technology Group, Inc. and its subsidiaries (the "Company," or "Savoir" or "We") have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary to comply with generally accepted accounting principles. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated statements of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for a full year or for any other period. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest audited financial statements for the year ended December 31, 1999.

Note 2: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives which meet the definition of a hedge transaction are recorded each period in either earnings or other comprehensive income. The Company believes that the impact of the pronouncement will be minimal, as historically, the Company has not entered into any derivative or hedging transactions.

Note 3: The Company has two operating segments: the Mid-Range Systems Division ("MRS") and the Computer and Peripherals Group ("CPG"). Products distributed by MRS includes mid-range servers that run on UNIX, OS/400 and NT operating systems, peripheral equipment (including wireless networking equipment, storage products, printers and terminals) and software. Through CPG, the Company offers its customers value-added systems integration services up to, and including, installation (e.g., "turnkey" systems assembly of departmental servers, workstations, hardware and software "bundling" and light manufacturing). The accounting policies of the segments are the same. Although management measures the profitability of its business through the results of these two segments, the Company's segments have similar economic characteristics and, as such, the results of operations have been aggregated and separate disclosure is not presented.

          Foreign sales for the three months ended March 31, 2000 and 1999 were approximately $16,968,000 and $1,384,000, respectively.

          During the three months ended March 31, 2000 and 1999, approximately 85% and 80%, respectively, of our net sales were generated from the sale of IBM products.

          One customer accounted for approximately 18% and 15% of the Company's net sales in the three months ended March 31, 2000 and 1999 respectively. No other single customer accounted for more than 10% of the Company's net sales.

Note 4: The Company has an inventory and working capital financing agreement (the "IBMCC Credit Facility") with IBM Credit Corporation (IBMCC), an affiliate of International Business Machines Corporation ("IBM"), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)


          outlined in the agreement. Total borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. For the period December 27,1999 through July 21, 2000 the line was temporarily increased to $145,000,000. The IBMCC Credit Facility is renewable in September 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined, and is collateralized by substantially all assets of the Company. As of March 31, 2000 the Company had outstanding borrowings under this agreement of $114,696,000. Of the total outstanding borrowings, $24,236,000 represented cash advances at March 31, 2000, with the remainder included in accounts payable which amounted to $90,460,000. Cash advances bear interest at prime (9% at March 31, 2000) plus 1.875%. Based on eligible assets, as of March 31, 2000, the Company had borrowings available of approximately $16,826,000.

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

Note 7: Supplemental Cash Flow Information: Cash paid for interest in the three-month periods ended March 31, 2000 and 1999 was $548,438 and $867,000, respectively. Cash paid for income taxes during the three-month periods ended March 31, 2000 and 1999 was $807,018 and $1,673,000, respectively.

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)


Note 8: In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                          ----------------------------------
                                                                               2000               1999
                                                                          ---------------     --------------
          Numerator--basic and diluted EPS
          Net income................................................       $      1,969        $     2,411
          Less: convertible preferred stock  dividends..............               (354)              (380)
                                                                          ---------------     --------------
          Net income attributable to common stockholders--basic.....              1,615              2,031
          Plus: impact of assumed convertible preferred conversion..                 --                380
                                                                          ---------------     --------------
          Net income attributable to common stockholders--diluted...       $      1,615        $     2,411
                                                                          ===============     ==============

          Denominator--basic EPS
          Weighted average shares outstanding.......................             13,448             11,344
                                                                          ===============     ==============

          Basic earnings per share attributable to common
            stockholders............................................       $       0.12        $      0.18
                                                                          ===============     ==============

          Denominator--diluted EPS
          Denominator--basic EPS....................................             13,448             11,344
          Effect of dilutive securities:
          Convertible preferred stock subject to redemption.........                 --              2,038
          Common stock options and warrants.........................                386                759
                                                                          ---------------     --------------
                                                                                 13,834             14,141
                                                                          ===============     ==============

          Diluted earnings per share attributable to common
            stockholders............................................       $       0.12        $      0.17
                                                                          ===============     ==============


          Options and warrants to purchase 3,064,330 and 1,752,233 shares of common stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the calculation of net income per share because their exercise price was greater than the average market price of the common stock. Additionally, the common stock issuable (2,211,319 shares) upon the assumed conversion of the convertible preferred stock subject to redemption was not included in the diluted earnings per share calculations for the three months ended March 31, 2000 as it would have been anti-dilutive.

Note 9: On March 2, 2000 we agreed to merge with a subsidiary of Avnet, Inc. so that we would become a wholly owned subsidiary of Avnet. The acquisition has been approved by the boards of directors of both entities and is subject to approval by the stockholders of Savoir. If the merger is completed, depending upon the average of the closing trading price of Avnet's common stock during the 15 days ending on the fifth day prior to the vote of our stockholders, our common stockholders will receive between 0.15494 and 0.11452 of a share of Avnet common stock for each share of Savoir stock they own. The transaction is expected to close in July. If the merger is not completed, we maybe required to pay Avnet a termination fee of $750,000, and we may be required to pay Avnet an additional fee of $3.75 million if we enter into an acquisition agreement with another company within a year of termination of the Avnet merger agreement. Avnet, Inc. is a Phoenix, Arizona based distributor of semiconductors, interconnect, passive and

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)


          electromechanical components and computer products. At its last fiscal year end, Avnet reported sales of approximately $6.35 billion.

          Also, we issued an option to purchase up to 2,023,435 shares of our common stock to Avnet, Inc. The option is exercisable at $6.83 per share. The option was issued in connection with our entering into an agreement to merge with a subsidiary of Avnet. The option will become exercisable if Avnet becomes entitled to receive a termination fee under the merger agreement.

Note 10: The Company is from time to time subject to routine legal proceedings arising in the ordinary course of the Company's business and incidental to its business, none of which the Company expects to have a material adverse impact upon the Company's business, financial position or results of operations.

          On June 18, 1999 a complaint was filed in the Superior Court of Orange County, California by Lee Adams against Western Micro Technology, Inc., WMT Acquisition Corp. and us. Mr. Adams' complaint purports to allege causes of action for breach of contract, specific performance, accounting, common count and false promise, arising out of an Agreement and Plan of Reorganization, dated March 17, 1997, by and among Western Micro Technology, Inc., WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams. In addition to equitable relief, Mr. Adams' complaint seeks to recover compensatory damages in the amount of $10.0 million and punitive damages according to proof. Mr. Adams has subsequently dismissed without prejudice his cause of action for accounting. We believe the complaint is without merit and intend to defend ourselves vigorously against this complaint. In addition, we have filed a cross-complaint for breach of contract in which we are seeking compensatory damages in the amount of $1.5 million. The case has been set for trial on November 27, 2000.

Note 11: During 1999, the Company recorded pre-tax charges totaling $11.3 million related to the restructuring of corporate functions and the recognition of impaired assets. Of this amount, $2.8 million represents costs associated with the consolidation of facilities and elimination of redundant back-office functions. The costs associated with the restructuring principally include lease termination costs ($500,000), leasehold and other asset disposals ($1.4 million) and personnel (a total of 38 employees, primarily in administration, finance and information technology) severance costs ($900,000). The remaining $8.5 million represents asset impairment charges related to recorded goodwill and fixed assets. These impairment charges principally include the write off of goodwill ($7.0 million) related to unprofitable business activities acquired in previous purchases (Target Solutions, Inc., International Data Products, LLC and UniDirect, Inc.), the operations of which the Company has terminated as part of its restructuring. The balance of the impairment charge relates to the write off of unproductive electronic commerce assets ($1.5 million).

           The Company expects that all activities and expenditures related to this restructuring will be completed by June 30, 2000. Activity in the accrued restructuring liabilities is as follows:

                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

                                                              Accrued at
                                                             December 31,         Paid/          Accrued at
                                                                 1999          Written Off     March 31, 2000
                                                            --------------    -------------    --------------
                                                                              (IN THOUSANDS)

          Goodwill and electronic commerce asset....          $       65        $        5       $       60
          Severance.................................                 366               268               98
          Lease termination.........................                 333               159              174
                                                            --------------    -------------    --------------
          Total restructuring costs.................          $      764        $      432       $      332
                                                            ==============    =============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT EVENTS

         On March 2, 2000 we agreed to merge with a subsidiary of Avnet, Inc. so that we would become a wholly owned subsidiary of Avnet. The Acquisition has been approved by the boards of directors of both entities and is subject to approval by the stockholders of Savoir. If the merger is completed, depending upon the average of the closing trading price of Avnet's common stock during the 15 days ending on the fifth day prior to the vote of our stockholders, our common stockholders will receive between 0.15494 and 0.11452 of a share of Avnet common stock for each share of Savoir stock they own. The transaction is expected to close in July. If the merger is not completed, we may be required to pay Avnet a termination fee of $750,000, and we may be required to pay Avnet an additional fee of $3.75 million if we enter into an acquisition agreement with another company within a year of termination of the Avnet merger agreement. Avnet, Inc. is a Phoenix, Arizona based distributor of semiconductors, interconnect, passive and electromechanical components and computer products. At its last fiscal year end, Avnet reported sales of approximately $6.35 billion.

         Also, we issued an option to purchase up to 2,023,435 shares of our common stock to Avnet, Inc. The option is exercisable at $6.83 per share. The option was issued in connection with our entering into an agreement to merge with a subsidiary of Avnet. The option will become exercisable if Avnet becomes entitled to receive a termination fee under the merger agreement.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net sales consists of sales of commercial mid-range servers, integrated personal computers, workstations, peripheral equipment, storage products, software and remarketed installation and technical support services, net of sales discounts and returns. Net sales for the three months ended March 31, 2000 of $193,854,000 were 15% higher than the net sales of $168,569,000 for the corresponding period in 1999. Sales increased due to the continued expansion of our computer systems distribution group through the acquisition of Enlaces in April 1999. Enlaces accounted for $6,600,000 of sales in the quarter ended March 31, 2000. Sales also increased due to the recruitment of new customers, higher storage product sales and general market demand for computer systems.

         During the quarter ended March 31, 2000, sales to Sirius Computer Solutions, Ltd. ("Sirius") accounted for approximately 18% of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between the Company and Sirius dated as of September 30, 1997, as amended by Amendments Nos. 1 and 2 thereto, dated December 31, 1998 and November 30, 1999 respectively (the "Sirius Agreement"), pursuant to which the company appointed Sirius as one of its industry remarketer affiliates of IBM products. The Sirius Agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of the Sirius Agreement and to account for approximately the same percentage of our net sales for the remainder of 2000 as it represented in the first quarter of 2000. The Sirius Agreement expires on December 31, 2000, but may be terminated earlier under certain conditions, not including termination at will. Any disruption, change or termination of our relationship with Sirius or a reduction in purchases from us by Sirius could have a material adverse effect upon our business, financial condition and results of operations.

         Cost of sales includes purchase costs, net of early payment and volume discounts and product freight and does not include any depreciation or amortization expense. Gross profit decreased 2% to $18,789,000 in the quarter ended March 31, 2000 from $19,093,000 in the quarter ended March 31, 1999. As a percentage of net sales, gross margin decreased to 9.69% for the three months ended March 31, 2000 from 11.33% for the corresponding period in 1999. This decrease is a result of a shift in the relative mix of products being sold and a higher proportion of large orders on which we extend volume discounts to customers.

         Selling, general and administrative expenses include: salaries and commissions paid to sales representatives; compensation paid to marketing, product management, technical and administrative personnel; depreciation of infrastructure costs, including our information system and leasehold improvements; amortization of intangibles resulting from goodwill recorded from acquisitions; facility lease expenses; telephone and data line expenses and provision for bad debt losses. Selling, general and administrative expenses increased 8% to $14,701,000 in the three months ended March 31, 2000 from $13,627,000 in the same period a year ago due to the acquisition of Enlaces and necessary increases in personnel costs, higher depreciation costs incurred as a result of additions to our infrastructure, and a higher amortization expense as a result of increased goodwill related to acquisitions and earnouts paid on past acquisitions. As a percentage of net sales, selling, general and administrative expenses were 7.58% for the three months ended March 31, 2000, compared to 8.08% for the same period in 1999. The decrease is primarily a result of increased operating leverage due to the higher sales volumes and continued emphasis on expense control.

         Interest expense decreased 8% to $681,000 in the three months ended March 31, 2000 versus the same period in 1999 due to the company's focus on tightly managing its cash position and using its bank lines as little as possible.

         Our effective tax rate is 42% versus the statutory rate of 34% due primarily to non-deductible goodwill and other expenses, state income taxes and foreign taxes in excess of the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used for operating activities during the three months ended March 31, 2000 totaled $18,902,000 compared to $9,318,000 for the three months ended March 31, 1999. Net cash from operating activities was reduced primarily by the decrease in accounts payable of $28,559,000 which was due to a decrease in revenues during the three months ended March 31, 2000 from the three months ended December 31, 1999.

         Net cash used in investing activities during the three months ended March 31, 2000 was $1,258,000 compared to net cash used in investing activities of $3,891,000 during the three months ended March 31, 1999. Investing activities in the three months ended March 31, 2000 consisted of continuing leasehold and computer hardware and software investments made at our headquarters, sales office, warehouse and integration center sites and other investments.

         Net cash provided by financing activities during the three months ended March 31, 2000 was $16,148,000 compared to $15,641,000 provided during the three months ended March 31, 1999. Financing activities in the three months ended March 31, 2000 primarily consisted of net borrowings under the IBMCC Credit Facility, which were used for general working capital purposes.

         The Company has an inventory and working capital financing agreement (the "IBMCC Credit Facility") with IBM Credit Corporation (IBMCC), an affiliate of International Business Machines Corporation ("IBM"), whereby purchases from IBM and cash advances from IBMCC are directly charged to the IBMCC Credit Facility and are paid by the Company based on payment terms outlined in the agreement. Total Borrowings under the IBMCC Credit Facility are based on eligible accounts receivable and inventory, as defined in the IBMCC Credit Facility, and are limited to $125,000,000. For the period December 27, 1999 through July 21, 2000 the line was temporarily increased to $145,000,000. The IBMCC Credit Facility is renewable in September 2000 and contains restrictive covenants which include the maintenance of minimum current ratio, tangible net worth and times interest earned ratio, as defined, and is collateralized by substantially all assets of the Company. As of March 31, 2000 the Company had outstanding borrowings under this agreement of $114,696,000. Of the total outstanding borrowings, $24,236,000 represented cash advances at March 31, 2000, with the remainder included in accounts payable which amounted to $90,460,000. Cash advances bear interest at prime (9% at March 31, 2000) plus 1.875%. Based on eligible assets, as of March 31, 2000, the Company had borrowings available of approximately $16,826,000.

         We believe that our existing cash and available bank borrowings are sufficient to fund our operations through the end of 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO THE PROPOSED ACQUISITION OF US BY AVNET

         THE EXPECTED BENEFITS OF COMBINING AVNET AND SAVOIR MAY NOT BE REALIZED

         We entered into the merger agreement with Avnet with the expectation that the merger will result in benefits to the combined companies, including reduced costs as a percentage of sales due to increased economies of scale, greater access to capital, stronger buying power with our vendors and broader offerings of products to our customers. If we are not able to integrate effectively our technology, operations and personnel in a timely and efficient manner, then the benefits of the merger will not be realized, and, as a result, the combined companies' operating results and the market price of Avnet's common stock may be adversely affected. In particular, if the integration is not successful we may lose key personnel and we may not be able to retain our customers.

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

         Further, if the merger agreement is terminated and our board of directors determines to seek another merger or business combination, we may be unable to find a partner willing to pay an equivalent or more attractive price than the price proposed to be paid in the merger. In addition, while the merger agreement is in effect and subject to limited exceptions, we are prohibited from soliciting, initiating or inducing or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Avnet. We granted Avnet an option to purchase shares of our common stock, and if the merger agreement is terminated, because of that option, we may not be able to account for future transactions as a "pooling of interests."

RISKS RELATED TO OUR BUSINESS

         THE FOLLOWING RISK FACTORS INCLUDE RISKS RELATED TO OUR BUSINESS WITHOUT TAKING INTO ACCOUNT THE PROPOSED MERGER. RISKS SUCH AS THOSE RELATING TO STRATEGIC ACQUISITIONS MAY NOT APPLY IF THE PROPOSED MERGER IS COMPLETED.

         WE ARE DEPENDENT UPON IBM AS OUR PRINCIPAL VENDOR

         Our business, financial condition and results of operations are highly dependent upon our relationship with International Business Machines Corporation ("IBM") and upon the continued market acceptance of IBM commercial mid-range servers, storage products and other peripheral equipment. During the year ended December 31, 1999 and the quarter ended March 31, 2000, approximately 82% and 85% respectively, of our net sales were generated from the sale of IBM products, and we expect this percentage to remain constant in 2000. Our agreement with IBM is non-exclusive and may be unilaterally modified by IBM upon 30 days' written notice, renews automatically but may be terminated by IBM upon written notice given not less than 90 days prior to the renewal date (January 1, 2001), provides no franchise rights and may not be assigned by us. The continued consolidation of wholesale distributors of commercial mid-range servers may also result in IBM raising the sales volume threshold required to maintain most favorable volume discount status. As part of our business strategy, and in order to maintain most favorable volume discount status with IBM, we have completed multiple acquisitions and we are actively engaged in an ongoing search for additional acquisitions. We are also seeking to make minority equity investments in potential large customers for similar purposes. However, we cannot assure you that we will be successful in completing any future acquisitions or in making any equity investments. If we are unable to complete other acquisitions or make equity investments, or are otherwise unable to increase our sales volume through internal growth, we could lose our most favorable volume discount status with IBM, which would, in turn, have a material adverse effect on our relationship with IBM and on our business, financial condition and results of operations. The occurrence of any of the following events could have a material adverse effect upon our business, financial condition and results of operations:

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

         SIRIUS COMPUTER SOLUTIONS, LTD. ACCOUNTS FOR 18% OF OUR NET SALES

         During the year ended December 31, 1999 and the quarter ended March 31, 2000, sales to Sirius Computer Solutions, Ltd. accounted for approximately 16% and 18%, respectively, of our net sales. Our sales to Sirius are made under the Industry Remarketer Affiliate Agreement between Savoir and Sirius dated as of September 30, 1997, under which we appointed Sirius as one of our industry remarketer affiliates for IBM products. This agreement provides that Sirius may not enter into any similar arrangement with any third party for the purpose of selling IBM products to its end user customers and also provides a favorable pricing structure to Sirius. As a result, Sirius is expected to remain our largest customer for the duration of this agreement and to account for approximately the same percentage of our net sales in 2000 as it represented in 1999. The agreement with Sirius expires on December 31, 2000, but may be terminated earlier upon the happening of specified events. This agreement may not be unilaterally terminated by either Savoir or Sirius. Any disruption, change or termination of our relationship with Sirius or a reduction in Sirius's purchases from us could have a material adverse effect upon our business, financial condition and results of operations.

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

         We have primarily funded our working capital requirements through a $125 million Inventory and Working Capital Agreement with IBM Credit Corporation. Borrowings under this credit facility are collateralized by substantially all of our assets, including accounts receivable, inventories and equipment. This credit facility provides that the outstanding interest-bearing cash advance balance is subject to interest at the annual rate of prime plus 1.875% (10.875% at March 31, 2000) and expires on August 31, 2000. IBM Credit Corporation may terminate this credit facility at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as that term is defined in the documentation for the credit facility). In the event of termination, the outstanding borrowings under the credit facility become immediately due and payable. The termination of this credit facility and our subsequent inability to secure a replacement credit facility on terms and conditions no less favorable than those contained in our present credit facility would have a material adverse effect on our business, financial condition and results of operations.

         OUR PRESENT CREDIT FACILITY LIMITS OUR ABILITY TO INCUR ADDITIONAL INDEBTEDNESS

         The terms of our credit facility with IBM Credit Corporation require that we obtain the consent of IBM Credit Corporation prior to incurring some types of additional indebtedness, including any additional senior or subordinated debt. We may incur additional indebtedness without IBM's consent through capital leases and general business commitments if the terms are commercially reasonable and consistent with our prior business practices. Our present credit facility and our anticipated cash flows may not provide funding sufficient to achieve the growth contemplated by our business plan. We may therefore need to obtain the consent of IBM Credit Corporation to incur additional indebtedness. While we have no reason to believe that IBM Credit Corporation will not so consent, we cannot assure you that IBM Credit Corporation will give its consent. Failure to obtain IBM Credit Corporation's consent or to obtain an alternate credit facility could have a material adverse effect on our business, financial condition and results of operations.

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

         WE EXTEND CREDIT TO CUSTOMERS WITHOUT REQUIRING COLLATERAL

         We sell products to a broad geographic and demographic base of customers and offer unsecured credit terms to our customers. Sirius accounted for approximately 20% of our outstanding accounts receivable at March 31, 2000. No other single customer accounted for more than 10% of our outstanding accounts receivable at March 31, 2000. To reduce our credit risk, we perform ongoing credit evaluations of our customers, maintain an allowance for doubtful accounts and have credit insurance. Historically, we have not experienced losses from write-offs in excess of established reserves. Should our customers increase the rate at which they default on payments due to us, and should we be unable to collect our accounts receivable at a rate consistent with our present experience, it could have a material adverse effect on our business, financial condition and results of operations.

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

         PROVISIONS OF OUR CHARTER AND BYLAWS AND DELAWARE LAW MAY MAKE SAVOIR A LESS ATTRACTIVE ACQUISITION CANDIDATE

         Provisions of our Certificate of Incorporation and of our Bylaws may make it more difficult for a third party to acquire, or may discourage a third party from attempting to acquire, control of Savoir. These provisions could limit the price that investors may be willing to pay for shares of our common stock. We presently have 1,850,012 shares of Series A Preferred Stock outstanding and, without any further vote or action by the stockholders, have the authority to issue up to an additional 8,149,978 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of this additional preferred stock. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could delay or prevent a third party from acquiring a majority of our outstanding voting stock. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in various types of business combinations with interested stockholders. These provisions may delay or prevent a change in control of Savoir without action by the stockholders, and therefore could adversely affect the market price of our common stock.

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

         The Company's primary interest rate exposure results from the revolving credit facility's floating rate pricing mechanism. If interest rates were to increase 100 basis points from March 31, 2000 levels, the additional annual expense would be approximately $200,000 on a pre-tax basis.

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

         On June 18, 1999 a complaint was filed in the Superior Court of Orange County, California by Lee Adams against Western Micro Technology, Inc., WMT Acquisition Corp. and us. Mr. Adams' complaint purports to allege causes of action for breach of contract, specific performance, accounting, common count and false promise, arising out of an Agreement and Plan of Reorganization, dated March 17, 1997, by and among Western Micro Technology, Inc., WMT Acquisition Corp., Target Solutions, Inc. and Lee Adams. In addition to equitable relief, Mr. Adams' complaint seeks to recover compensatory damages in the amount of $10.0 million and punitive damages according to proof. Mr. Adams has subsequently dismissed without prejudice his cause of action for accounting. We believe the complaint is without merit and intend to defend ourselves vigorously against this complaint. In addition, we have filed a cross-complaint for breach of contract in which we are seeking compensatory damages in the amount of $1.5 million. The case has been set for trial on November 27, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On March 2, 2000 we issued an option to purchase up to 2,023,435 shares of our common stock to Avnet, Inc. The option is exercisable at $6.83 per share. The option was issued in connection with our entering into an agreement to merge with a subsidiary of Avnet. The option will become exercisable if Avnet becomes entitled to receive a termination fee under section 4.9 of the Merger Agreement. The option was issued under the exemption provided by Section 4(2) of the Securities Act of 1933. The option was issued to a single accredited investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.       EXHIBITS.

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this report on Form 10-Q.

         B.       REPORTS ON FORM 8-K.

         No reports on Form 8-K, or amendments to previously filed reports on Form 8-K, were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Registrant:

                                    SAVOIR TECHNOLOGY GROUP, INC.



Dated: May 15, 2000                 By            /s/ P. Scott Munro
                                       -----------------------------------------
                                                     P. Scott Munro
                                                Chief Executive Officer
                                             (Principal Executive Officer)


Dated: May 15, 2000                 By            /s/ Terry V. Johnson
                                       -----------------------------------------
                                                    Terry V. Johnson
                                                Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)

                                INDEX TO EXHIBITS

 EXHIBIT

  2.1 Amended and Restated Agreement and Plan of Merger dated as of March 2, 2000 between Avnet, Tactful Acquisition Corp and the Company, filed as Exhibit 2.1 to Avnet, Inc.'s Registration Statement on Form S-4, filed with the Commission on May 12, 2000, and incorporated herein by this reference.

  2.2 Stock Option Agreement dated as of March 2, 2000 between the Company and Avnet, filed as Exhibit 2.3 to Avnet, Inc.'s Registration Statement on Form S-4, filed with the Commission on May 12, 2000, and incorporated herein by this reference.

  3(i)(a) Restated Certificate of Incorporation of Savoir Technology Group, Inc., a Delaware corporation, filed as Exhibit 3(ii) to the Company's Current report on Form 8-K dated July 23, 1998, filed on August 14, 1997, and incorporated herein by this reference.

  3(i)(b) Certificate of Amendment of Certificate of Designation, Preferences and Rights of the Company's Series A Preferred Stock, filed as
           Exhibit 3.1(b) to the Company's Registration Statement on Form S-3 dated April 29, 1999, and incorporated herein by this reference.

  3(i)(c) Certification of Designation, Preferences and Rights of the Company's Series B Preferred Stock, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 10, 1997, and incorporated herein by this reference.

  3(ii) Amended and Restated Bylaws of Savoir Technology Group, Inc., a Delaware corporation, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.

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

 10.1 Amendment to Inventory and Working Capital Financing Agreement, dated as of January 31, 2000, by and among the Company, Business Partners Solutions, Inc., MCBA Systems, Inc. and IBM Credit Corporation.

 10.2* Consulting and Noncompetition Agreement dated as of March 2, 2000, by and among the Company, Tactful Acquisition Corp., and P. Scott Munro.

 27.1      Financial Data Schedule.

-----------------
*        Indicates management contract or compensation plan or arrangement.