Form 10-K/A
period 1999-12-31
SAVOIR TECHNOLOGY GROUP INC/DE
filed 2000-06-08
CIK 715842

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
(MARK ONE)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                        Commission File Number 000-11560

                          SAVOIR TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  94-2414428
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

44951 INDUSTRIAL BOULEVARD, FREMONT, CA                     94538
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: (510) 413-0120

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates on February 24, 2000, based on the last reported sales price for the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $88,408,396. For purposes of the foregoing calculation only, the registrant has included in the shares owned by affiliates the beneficial ownership of Common Stock of officers and directors of the registrant and members of their families. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

         As of February 24, 2000, there were 13,489,569 outstanding shares of Common Stock, $0.01 par value.

================================================================================

                          SAVOIR TECHNOLOGY GROUP, INC.

                                TABLE OF CONTENTS

                                 1999 FORM 10-K

ITEM NO.                                                                    PAGE
--------                                                                    ----
                                     PART I

1.       Business.........................................................    1
2.       Properties.......................................................   14
3.       Legal Proceedings................................................   15
4.       Submission of Matters to a Vote of Security
             Holders......................................................   16

                                     PART II

5.       Market for the Registrant's Common Stock
             and Related Stockholder Matters..............................   16
6.       Selected Consolidated Financial Data.............................   17
7.       Management's Discussion and Analysis of
             Financial Condition and Results of Operations................   18
7A.      Quantitative and Qualitative Disclosures About Market Risk.......   25
8.       Financial Statements and Supplementary Data......................   26
9.       Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure.......................   47

                                    PART III

10.      Directors and Executive Officers of the
             Registrant...................................................   47
11.      Executive Compensation...........................................   49
12.      Security Ownership of Certain Beneficial
             Owners and Management........................................   53
13.      Certain Relationships and Related
             Transactions.................................................   55

                                     PART IV

14.      Exhibits, Financial Statement Schedules
             and Reports on Form 8-K......................................   57

                              ____________________

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

         WE MAY HAVE DIFFICULTY IN MANAGING OUR GROWTH

         Since 1997, we have experienced significant growth in the number of our employees and in the scope of our operating and financial systems, resulting in increased responsibilities for our management. To manage future growth effectively, we will need to continue to improve our operational, financial and management information
                                      -9-
systems, procedures and controls and expand, train, motivate, retain and manage our employee base. We cannot assure you that we will be successful in managing any future expansion or identifying, attracting and retaining key personnel, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

                                                                                                             Lease
                                                                                          Approximate     Expiration
                    Location                                Principal Use                Square Footage      Date
                    --------                                -------------                --------------      ----

Campbell, California...............................    Corporate Headquarters and             24,000         2000
                                                       Sales Office

San Antonio, Texas.................................    Savoir Operational Headquarters       120,000         2003
                                                       and Sales, Warehouse,
                                                       Distribution, Integration
                                                       Center, Marketing and Technical
                                                       Support Office

Fremont, California................................    Warehouse, Distribution and            66,500         2003
                                                       Integration Center

Atlanta, Georgia...................................    Warehouse, Distribution,               16,500         2002
                                                       Integration Center and Sales
                                                       Office

Lake Forest, California (a suburb of Los Angeles)..    Warehouse, Distribution,               13,300         2004
                                                       Integration Center, Sales
                                                       Office and Technical Support
                                                       Office

Burr Ridge, Illinois (a suburb of Chicago).........    Warehouse, Distribution,               16,900         2003
                                                       Integration Center and
                                                       Technical Support and Sales
                                                       Office

Framingham, Massachusetts (a suburb of Boston).....    Sales Office                           11,200         2000

Huntsville, Alabama................................    Sales Office                            6,000         2002

Monterrey, Mexico..................................    Sales Office                            2,700         2000

Mississauga, Ontario, Canada.......................    Sales Office                            3,300         2001

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

                                                         HIGH         LOW
                                                         ----         ---
     YEAR ENDED DECEMBER 31, 1998
          First Quarter...........................    $  12.75    $   9.63
          Second Quarter..........................       13.44        9.13
          Third Quarter...........................       12.75        4.31
          Fourth Quarter..........................        9.50        5.31
     YEAR ENDED DECEMBER 31, 1999
          First Quarter...........................    $  12.50    $   8.63
          Second Quarter..........................       10.75        7.50
          Third Quarter...........................        9.75        7.75
          Fourth Quarter..........................        8.38        4.31

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

         (d) RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

         Not applicable.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1995        1996         1997        1998        1999
                                                        ----        ----         ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
     Net sales.................................      $ 106,462   $131,697     $237,884    $ 593,341   $ 767,243
     Cost of goods sold........................         93,416    114,389      205,089      526,113     683,292
                                                     ---------   --------     --------    ---------   ---------

     Gross profit..............................         13,046     17,308       32,795       67,228      83,951

     Selling, general and administrative
          expenses.............................         13,694     13,716       25,969       46,002      61,083
     Restructuring charges.....................          3,600         --           --           --      11,287
                                                     ---------   --------     --------    ---------   ---------

     Operating income (loss)...................         (4,248)     3,592        6,826       21,226      11,581
     Interest expense..........................            850        978        3,181        4,318       2,842
                                                     ---------   --------     --------    ---------   ---------

     Income (loss) before income taxes.........         (5,098)     2,614        3,645       16,908       8,739
     Income tax expense........................             --        276          335        8,268       6,948
                                                     ---------   --------     --------    ---------   ---------

     Income (loss) before extraordinary item...         (5,098)     2,338        3,310        8,640       1,791
     Extraordinary item, net of tax............             --         --           --       (2,338)         --
                                                     ---------   --------     --------    ---------   ---------

     Net income (loss).........................         (5,098)     2,338        3,310        6,302       1,791
     Dividends on convertible preferred stock
          subject to redemption................             --         --         (484)      (5,439)     (1,432)
                                                     ---------    --------     --------    ---------   --------
     Net income (loss) attributable to common
          stockholders.........................      $  (5,098)  $  2,338     $  2,826    $     863   $     359
                                                     =========   ========     ========    =========   =========

     Net income (loss) per share attributable to
          common stockholders:(1)
        -Basic.................................      $   (1.36)  $   0.55     $   0.57    $    0.10   $    0.03
        -Diluted...............................      $   (1.36)  $   0.52     $   0.55    $    0.09   $    0.03
     Number of shares used in per share
          calculations:(1)
        -Basic.................................          3,756      4,255        4,902        8,714      12,387
        -Diluted...............................          3,756      4,513        5,976        9,343      12,951

                                                                           AS OF DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1995        1996         1997        1998        1999
                                                        ----        ----         ----        ----        ----
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital...........................      $   7,312   $  7,448     $  6,454    $   3,455   $   5,569
     Total assets..............................         35,899     63,276      186,888      308,902     324,693
     Short-term debt...........................          7,126     11,335       15,579       22,260      23,987
     Long-term debt, less current portion......            117         53       22,330        1,087       4,376
     Convertible preferred stock subject to
          redemption...........................             --         --       18,132       15,729      14,580
     Stockholders' equity......................         11,004     15,714       28,948       77,838      98,210

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

                                                                                                  Estimated Earnout
                                                                                                      Potential
                                                Initial Consideration   Actual Earnout Paid(1)     Consideration(1)
                                              ------------------------  ---------------------  ------------------------
                                 Transaction                Shares of               Shares of                Shares of
                                                              Common                 Common                    Common
      Acquisition Target            Date         Cash         Stock       Cash       Stock        Cash          Stock
      ------------------         -----------  -----------   ----------  --------   ----------  -----------    ---------

Enlaces ("Enlaces")(2).........    4/27/99    $ 5,200,000    235,638          --           --   $5,000,000         --

Infinite Solutions, Inc.
("Infinite")(3)................    1/4/99       2,750,000     88,560          --           --           --         --

REAL Applications, Ltd.
("REAL")(4)....................    9/8/98      12,875,000         --          --           --           --         --

MCBA Systems, Inc. ("MCBA")(5).    6/5/98                    852,854          --    1,500,000           --         --

UniDirect Corporation
("UDC")(6).....................    5/15/98      2,900,000         --          --           --           --         --

Star Management Services, Inc.
     ("SMS")(7)................    9/30/97     42,150,000    460,000    $5,000,000         --           --         --

Target Solutions, Inc.
("TSI")(8).....................    3/17/97             --    220,273          --           --           --         --

International Data Products,
LLC ("IDP")(9).................   11/29/96        265,000         --          --      140,000           --         --

Star Technologies, Inc.
("STI")(10)....................    11/7/96             --    113,263          --      166,800           --         --

R&D Hardware Systems Company
     of Colorado ("R&D")(11)...    1/2/96       1,000,000    125,000          --       78,587           --         --

International Parts, Inc.
("IPI")(12)....................   11/18/95             --    300,000          --       42,516           --         --

First Computer Corporation
     ("FCC")(13)...............    12/1/94             --    328,943          --           --           --         --

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain income and expense items as a percentage of net sales:

                                                                               Fiscal Year Ended December 31,
                                                                            --------------------------------------
                                                                               1997          1998          1999
                                                                            ----------    ----------    ----------

Net sales..........................................................           100.0%       100.0%        100.0%

Cost of goods sold.................................................            86.2         88.7          89.1
                                                                            ----------    ----------    ----------
     Gross profit..................................................            13.8         11.3          10.9
Selling, general and administrative expenses.......................             9.8          6.7           6.7
Restructuring charge...............................................            --           --             1.5
Depreciation and amortization expense..............................             1.1          1.1           1.2
                                                                            ----------    ----------    ----------
     Total operating expenses......................................            10.9          7.8           9.4
                                                                            ----------    ----------    ----------
     Operating income..............................................             2.9          3.5           1.5
Interest expense...................................................             1.4          0.6           0.4
                                                                            ----------    ----------    ----------

Income before income taxes and extraordinary item..................             1.5          2.9           1.1
Income tax expense.................................................             0.1          1.4           0.9
                                                                            ----------    ----------    ----------

Income before extraordinary item...................................             1.4          1.5           0.2
Extraordinary item, net of tax effect..............................            --           (0.4)         --
                                                                            ----------    ----------    ----------

Net income.........................................................             1.4          1.1           0.2
Dividends on convertible preferred stock subject to redemption.....             0.2          0.9           0.2
                                                                            ----------    ----------    ----------
Net income attributable to common stockholders.....................             1.2%         0.2%           --%
                                                                            ==========    ==========    ==========

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

                                                            1998                                          1999
                                    --------------------------------------------- ---------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      FIRST       SECOND      THIRD      FOURTH      FIRST       SECOND    THIRD      FOURTH
                                     QUARTER     QUARTER     QUARTER     QUARTER    QUARTER     QUARTER   QUARTER     QUARTER
                                    ---------- ----------   ----------  ---------- ---------- ---------- ----------  ----------

Net sales.......................... $  100,504 $  122,920   $  149,809  $  220,108 $  168,569 $  201,687 $  181,577  $  215,410
Cost of goods sold.................     87,443    108,031      132,561     198,078    149,476    179,282    162,026     192,508
                                    ---------- ----------   ----------  ---------- ---------- ---------- ----------  ----------
     Gross profit..................     13,061     14,889       17,248      22,030     19,093     22,405     19,551      22,902
                                    ---------- ----------   ----------  ---------- ---------- ---------- ----------  ----------

Selling, general and administrative
     expenses......................      8,025      9,067       10,551      12,028     11,606     12,988     13,330      14,273
Depreciation and amortization......      1,201      1,560        1,626       1,944      2,021      2,458      2,296       2,111
Restructuring charge...............         --         --           --          --         --         --     12,800      (1,513)
                                    ---------- ----------   ----------  ---------- ---------- ---------- ----------  ----------
     Total operating expenses......      9,226     10,627       12,177      13,972     13,627     15,446     28,426      14,871
                                    ---------- ----------   ----------  ---------- ---------- ---------- ----------  ----------
     Operating income (loss).......      3,835      4,262        5,071       8,058      5,466      6,959     (8,875)      8,031
Interest expense...................      1,709        963          605       1,041        738        774        586         744
                                    ---------- ----------   ----------  ---------- ---------- ---------- ----------  ----------
Income (loss) before income taxes
     and extraordinary item........      2,126      3,299        4,466       7,017      4,728      6,185     (9,461)      7,287
Income tax expense (benefit).......      1,033      1,618        2,179       3,438      2,317      3,013     (4,063)      5,681
                                    ---------- ----------   ----------  ---------- ---------- ---------- ----------  ----------
Income (loss) before extraordinary
     item..........................      1,093      1,681        2,287       3,579      2,411      3,172     (5,398)      1,606
Extraordinary item, net of tax
     effect........................         --     (2,338)          --          --         --         --         --          --
                                    ---------- -----------  ----------  ---------- ---------- ---------- ----------  ----------
     Net income (loss)............. $    1,093 $     (657)  $    2,287  $    3,579 $    2,411 $    3,172 $   (5,398) $    1,606
                                    ========== ===========  ==========  ========== ========== ========== ==========  ==========
Per share attributable to common stockholders:
Income before extraordinary
     item - Basic.................. $     0.12 $      0.16  $    (0.20) $     0.30 $     0.18 $     0.23 $     0.44  $     0.10
Extraordinary item, Net of tax      $       -- $     (0.30) $       --  $       -- $       -- $       -- $       --  $       --
     effect........................
Net income (loss) - Basic.......... $     0.12 $     (0.14) $    (0.20) $     0.30 $     0.18 $     0.23 $    (0.44) $     0.10
                                    ========== ===========  ==========  ========== ========== ========== ==========  ==========
Income before extraordinary
   item - Diluted.................. $     0.11 $      0.08  $    (0.20) $     0.27 $     0.17 $     0.21 $    (0.44) $     0.10
Extraordinary item, net of tax      $       -- $     (0.22) $       --  $       -- $       --
     effect........................
Net income (loss) - Diluted........ $     0.11 $      0.30  $    (0.20) $     0.27 $     0.17 $     0.21 $    (0.44) $     0.10
                                    ========== ===========  ==========  ========== ========== ========== ==========  ==========

                                                                       AS A PERCENTAGE OF NET SALES
                                    ---------- -----------  ----------  ---------- ---------- ---------- ----------  ----------
Net sales..........................      100.0%      100.0%      100.0%      100.0%     100.0%     100.0%     100.0%      100.0%
Cost of goods sold.................       87.0        87.9        88.5        90.0       88.7       88.9       89.2        89.4
                                    ---------- -----------  ----------  ---------- ---------- ---------- ----------  ----------
     Gross profit..................       13.0        12.1        11.5        10.0       11.3       11.1       10.8        10.6
                                    ---------- -----------  ----------  ---------- ---------- ---------- ----------  ----------
Selling, general and administrative
     expenses......................        8.0         7.4         7.0         5.5        6.9        6.4        7.3         6.6
Depreciation and amortization......        1.2         1.2         1.1         0.8        1.2        1.3        1.4         1.0
Restructuring charge...............         --          --          --          --         --         --        7.0        (0.7)
                                    ---------- -----------  ----------  ---------- ---------- ---------- ----------  ----------
     Total operating expenses......        9.2         8.6         8.1         6.3        8.1        7.7       15.7         6.9
                                    ---------- -----------  ----------  ---------- ---------- ---------- ----------  ----------
     Operating income (loss).......        3.8         3.5         3.4         3.7        3.2        3.4       (4.9)        3.7
Interest expense...................        1.7         0.8         0.5         0.5        0.4        0.3        0.3         0.4
                                    ---------- -----------  ----------  ---------- ---------- ---------- ----------  ----------
     Income (loss) before income
        taxes and extraordinary
        item.......................        2.1         2.7         2.9         3.2        2.8        3.1       (5.2)        3.3
Income tax expense (benefit).......        1.0         1.3         1.4         1.6        1.4        1.5       (2.2)        2.6
                                    ---------- -----------  ---------- ----------- ---------- ---------- ----------  ----------
Income (loss) before extraordinary
     item .........................        1.1         1.4         1.5         1.6        1.4        1.6       (3.0)        0.7
Extraordinary item, net of tax
     effect........................         --        (1.9)         --          --         --         --         --         --
                                    ---------- -----------  ---------- ----------- ---------- ---------- ----------  ---------
     Net income (loss).............       1.1%        (0.5)%       1.5%        1.6%       1.4%       1.6%      (3.0)%      0.7%
                                    ========== ===========  ========== =========== ========== ========== ==========  =========

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

PricewaterhouseCoopers LLP

Austin, Texas
January 27, 2000,
except for Note 17, as to
which the date is March 2, 2000


                 SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     DECEMBER 31,
                                                                      --------------------------------------
                                                                              1998                 1999
                                                                      -----------------    -----------------
                                                                         (as revised)         (as revised)
                               ASSETS
Current assets:
     Cash........................................................     $           5,820    $           9,863
     Trade accounts receivable, net of allowance for doubtful
       accounts of $2,036 in 1999 and $1,100 in 1998.............               156,953              145,328
     Other receivables...........................................                11,443               14,331
     Inventories.................................................                38,913               36,986
     Other current assets........................................                 4,574                6,588
                                                                      -----------------    -----------------
         Total current assets....................................               217,703              213,096
Property and equipment, net......................................                 5,526                5,998
Excess of cost over acquired net assets and other
     intangibles, net............................................                83,810              100,969
Other assets.....................................................                 1,863                4,630
                                                                      -----------------    -----------------
             Total assets........................................     $         308,902    $         324,693
                                                                      =================    =================

       LIABILITIES, CONVERTIBLE PREFERRED STOCK
              SUBJECT TO REDEMPTION AND
                 STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable...............................................     $          21,240    $          21,018
     Current portion of long-term debt...........................                 1,020                2,969
     Accounts payable............................................               184,915              177,161
     Accrued expenses and other current liabilities..............                 7,073                6,379
                                                                      -----------------    -----------------
         Total current liabilities...............................               214,248              207,527
Long-term debt, less current portion.............................                 1,087                4,376
                                                                      -----------------    -----------------
             Total liabilities...................................               215,335              211,903
                                                                      -----------------    -----------------

Commitments and contingencies (Notes 4, 10 and 12)...............                    --                   --

Convertible preferred stock subject to redemption, $0.01 par value;
     10,000,000 shares authorized; issued and outstanding:
     Series A:  1,850,012 shares in 1999 and 1,986,500 shares in
     1998; Series B:  10 shares in 1999 and 1998; liquidation
     preference:  $17,691 in 1999 and $18,996 in 1998............                15,729               14,580

Stockholders' equity
     Common stock, $0.01 par value; 25,000,000 shares authorized;
         issued and outstanding: 13,165,311 shares in 1999 and
         10,698,010 shares in 1998...............................                   107                  132
     Shareholder note receivable.................................                    --               (2,513)
     Additional paid-in capital..................................                76,101               98,866
     Retained earnings...........................................                 1,630                1,725
                                                                      -----------------    -----------------
         Total stockholders' equity..............................                77,838               98,210
                                                                      -----------------    -----------------
              Total liabilities, convertible preferred stock
                  subject to redemption, and stockholders'
                  equity.........................................     $         308,902    $         324,693
                                                                      =================    =================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                            1997               1998               1999
                                                     --------------      --------------     --------------
Net sales.......................................     $      237,884      $      593,341     $      767,243
Cost of goods sold..............................            205,089             526,113            683,292
                                                     --------------      --------------     --------------
     Gross profit...............................             32,795              67,228             83,951
Selling, general and administrative expenses....             25,969              46,002             61,083
Restructuring charge............................                 --                  --             11,287
                                                     --------------      --------------     --------------
     Operating income...........................              6,826              21,226             11,581
Interest expense................................              3,181               4,318              2,842
                                                     --------------      --------------     --------------
     Income before income taxes and
            extraordinary item                                3,645              16,908              8,739
Income tax expense..............................                335               8,268              6,948
                                                     --------------      --------------     --------------
Income before extraordinary item................              3,310               8,640              1,791
     Extraordinary item, net of tax effect of
        $2,246..................................                 --              (2,338)                --
                                                     --------------      ---------------    --------------
        Net income..............................              3,310               6,302              1,791
     Dividends on convertible preferred stock
       subject to redemption....................               (484)             (5,439)            (1,432)
                                                     --------------      --------------     --------------
        Net income attributable to common
         stockholders...........................     $        2,826      $          863     $          359
                                                     ==============      ==============     ==============

Net income per share attributable to common stockholders:
     Income before extraordinary item
        -basic..................................     $         0.57      $         0.37     $         0.03
     Extraordinary item, net of tax effect......                 --               (0.27)                --
                                                     --------------      ---------------    --------------
     Net income per share-basic.................     $         0.57      $         0.10     $         0.03
                                                     ==============      ==============     ==============

     Income before extraordinary item                $         0.55      $         0.34     $         0.03
        -diluted................................
     Extraordinary item, net of tax effect......                 --               (0.25)                --
                                                     --------------      ---------------    --------------
     Net income per share-diluted...............     $         0.55      $         0.09     $         0.03
                                                     ==============      ==============     ==============

Number of shares used in per share calculations:
     Basic......................................              4,902               8,714             12,387
                                                     ==============      ==============     ==============
     Diluted....................................              5,976               9,343             12,951
                                                     ==============      ==============     ==============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                  SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                             Common Stock       Additional  Retained   Shareholder
                                       -----------------------   Paid-In    Earnings       Note
                                          Shares      Amount     Capital    (Deficit)   Receivable      Total
                                       ----------   ----------  ----------  ----------  ----------   ----------

Balances, January 1, 1997.............  4,488,131   $       45  $   17,914  $   (2,245) $       --   $   15,714
   Exercise of stock options..........     24,375           --          74          --          --           74
   Issuance of common stock in
     business combinations............    809,898            8       6,817          --          --        6,825
   Issuance of common stock under
     employee stock purchase plan.....     31,044            1         255          --          --          256
   Dividend on convertible preferred
     stock subject to redemption......      4,230           --          50        (100)         --          (50)
   Common stock warrants issued in
     connection with debt offerings...         --           --       1,330          --          --        1,330
   Issuance of common stock warrants..         --           --       1,000          --          --        1,000
   Tax benefit from exercise of stock
     options..........................         --           --         489          --          --          489
   Net income.........................         --           --          --       3,310          --        3,310
                                       ----------   ----------  ----------  ----------  ----------   ----------
Balances, December 31, 1997 (as
  revised)............................  5,357,678           54      27,929         965          --       28,948
   Exercise of stock options..........     54,611            1         308          --          --          309
   Issuance of common stock in
     business combinations............  1,193,510           12       9,727          --          --        9,739
   Issuance of common stock under
     employee stock purchase plan.....     33,773           --         297          --          --          297
   Issuance of common stock under
     secondary offering...............  3,000,000           30      28,559          --          --       28,589
   Dividend on convertible preferred
     stock subject to redemption......    171,252            2       1,801      (1,803)         --           --
   Conversion of convertible
     preferred stock subject to
     redemption to common stock.......    262,853            2       2,182          --          --        2,184
   Dividend on convertible preferred
     stock subject to redemption......    612,533            6       3,793      (3,799)         --           --
   Cash dividend on convertible
     preferred stock subject to
     redemption.......................         --           --          --         (35)         --          (35)
   Exercise of warrants...............     11,800           --         114          --          --          114
   Revalue of warrants in connection
     with debt offering...............         --           --       1,391          --          --        1,391
   Net income.........................         --           --          --       6,302          --        6,302
                                       ----------   ----------  ----------  ----------  ----------   ----------
Balances, December 31, 1998 (as
  revised)............................ 10,698,010          107      76,101       1,630          --       77,838
   Exercise of stock options..........    583,614            6       2,927          --          --        2,933
   Issuance of common stock in
     business combinations............  1,479,322           15      15,941          --          --       15,956
   Issuance of common stock under
     employee stock purchase plan.....     84,428            1         622          --          --          623
   Dividend on convertible preferred
     stock subject to redemption......    156,790            1       1,575      (1,576)         --           --
   Conversion of convertible
     preferred stock subject to
     redemption to common stock.......    163,147            2       1,147          --          --        1,149
   Cash dividend on convertible
     preferred stock subject to
     redemption.......................         --           --          --        (120)         --         (120)
   Tax benefit from exercise of stock
     options..........................         --           --         553          --          --          553
   Shareholder note receivable........         --           --          --          --      (2,513)      (2,513)
   Net income.........................         --           --          --       1,791          --        1,791
                                       ----------   ----------  ----------  ----------  ----------   ----------
Balances, December 31, 1999 (as
  revised)............................ 13,165,311  $       132  $   98,866  $    1,725  $   (2,513)  $   98,210
                                       ==========  ===========  ==========  ==========  ==========   ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                  SAVOIR TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                    1997             1998             1999
                                                             ---------------   --------------   --------------
Cash flows from operating activities:
   Net income                                                $         3,310   $        6,302   $        1,791
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Write down of fixed assets and intangibles......                   --               --            7,492
       Depreciation and amortization...................                2,670            6,331            8,886
       Extraordinary loss on retirement of debt........                   --            2,773
       Loss on sale of equipment.......................                   --              117                1
       Provision for doubtful accounts receivable......                  472              842            1,702
       Deferred taxes..................................               (1,551)             (59)            (171)
       Accretion on long-term debt obligations.........                  344              732               --
       Change in assets and liabilities:
         Accounts receivable...........................              (23,282)         (77,229)          12,273
         Inventories...................................               (7,505)          (2,089)           1,848
         Other current assets..........................               (1,564)          (8,570)          (4,451)
         Accounts payable..............................               32,312           71,080           (9,318)
         Accrued expenses and other liabilities........                  655           15,331            1,271
                                                             ---------------   --------------   --------------

             Net cash provided by operating activities.                5,861           15,561           21,324
                                                             ---------------   --------------   --------------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired.....              (35,166)         (18,573)          (9,977)
   Proceeds from sale of fixed assets..................                   --                6               11
   Acquisition of other assets.........................                 (988)          (2,665)          (2,660)
   Acquisition of property and equipment...............               (1,592)          (2,423)          (4,395)
   Proceeds from sale of investment....................                   --               --              250
                                                             ---------------   --------------   --------------
             Net cash used in investing activities.....              (37,746)         (23,655)         (16,771)
                                                             ----------------  --------------   --------------
Cash flows from financing activities:
   Proceeds from short-term borrowings.................               72,761          301,023          487,532
   Payments on short-term borrowings...................              (81,175)        (301,440)        (487,654)
   Payments on long-term debt obligations..............                 (236)         (32,643)          (1,311)
   Proceeds from issuance of common stock..............                   --           28,589               --
   Proceeds from exercise of stock options and warrants                   74              423              420
   Proceeds from short term loan.......................                   --           15,000            5,000
   Payments on short-term loan.........................                   --               --           (5,000)
   Proceeds from employee stock purchase plan..........                  256              297              623
   Proceeds from issuance of long-term debt net of
         issuance costs................................               23,099               --               --
   Proceeds from issuance of convertible preferred stock
         subject to redemption and warrants, net.......               19,082             (219)              --
   Proceeds from equipment loans.......................                  559               --               --
   Payment of cash dividend on convertible preferred stock
         subject to redemption.........................                   --              (35)            (120)
                                                             ---------------   ---------------  ---------------
             Net cash provided by (used in) financing
               activities..............................               34,420           10,995             (510)
                                                             ---------------   --------------   ---------------
Net increase in cash...................................                2,535            2,901            4,043
Cash--beginning of period..............................                  384            2,919            5,820
                                                             ---------------   --------------   --------------
Cash--end of period....................................      $         2,919   $        5,820   $        9,863
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
                                                                          =========       ========

         Excess of cost over acquired net assets and other intangibles (IN
THOUSANDS):

                                                                                December 31,
                                                                          ------------------------
                                                                             1998           1999
                                                                          ---------      ---------
        Excess of cost over net assets acquired.....................      $  85,544      $ 108,291
        Other intangibles...........................................          4,633          3,636
                                                                          ---------      ---------
                                                                             90,177        111,927
        Accumulated amortization....................................         (6,367)       (10,958)
                                                                          ---------      ---------
                                                                          $  83,810      $ 100,969
                                                                          =========       ========

3.       BORROWING ARRANGEMENTS:

         Notes Payable (IN THOUSANDS):

                                                                                December 31,
                                                                          ------------------------
                                                                             1998           1999
                                                                          ---------      ---------
        Working capital line........................................      $   6,228       $  6,018
        Other.......................................................         15,012         15,000
                                                                          ---------      ---------
                                                                          $  21,240       $ 21,018
                                                                          =========       ========

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

         Long-Term Debt (IN THOUSANDS):

                                                                                December 31,
                                                                          ------------------------
                                                                             1998           1999
                                                                          ---------      ---------
        Enlaces note payable........................................      $      --      $   5,000
        Various notes payable.......................................          2,107          2,345
                                                                          ---------      ---------
                                                                              2,107          7,345
        Less amounts due within one year............................         (1,020)        (2,969)
                                                                          ---------      ---------
        Long-term debt due after one year...........................      $   1,087      $   4,376
                                                                          =========       ========

         Principal payments for long-term debt at December 31, 1999 are as follows:

        2000....................................................................         $    2,969
        2001....................................................................              3,692
        2002....................................................................                174
        2003....................................................................                127
        2004....................................................................                383
                                                                                         ----------
                                                                                         $    7,345
                                                                                         ==========

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

         Future minimum rental commitments for all noncancelable operating leases are as follows (IN THOUSANDS):

        Years Ending December 31,
        -------------------------
        2000.......................................................  $    3,116
        2001.......................................................       2,659
        2002.......................................................       2,515
        2003.......................................................       1,745
        2004.......................................................         678
        Thereafter.................................................         423
                                                                     ----------
                                                                     $   11,136
                                                                     ==========

5.       INCOME TAXES:

         The provision for (benefit from) income taxes consist of the following
(IN THOUSANDS):

                                                     FEDERAL       STATE        FOREIGN       TOTAL
                                                   ---------    ---------     ---------    ---------

       1999:
              Current........................      $   5,013    $     882     $   1,224    $   7,119
              Deferred.......................           (171)          --            --         (171)
                                                   ---------    ---------     ---------    ---------
                                                   $   4,842    $     882     $   1,224    $   6,948
                                                   =========    =========     =========    =========

       1998:
              Current........................      $   6,055    $   1,585     $     687    $   8,327
              Deferred.......................            (44)         (15)           --          (59)
                                                   ---------    ---------     ---------    ---------
                                                   $   6,011    $   1,570     $     687    $   8,268
                                                   =========    =========     =========    =========
       1997:
              Current........................      $   1,578    $     308     $      --    $   1,886
              Deferred.......................         (1,301)        (250)           --       (1,551)
                                                   ---------    ---------     ---------    ---------
                                                   $     277    $      58     $      --    $     335
                                                   =========    =========     =========    =========

         The Company's effective tax rate differs from the U.S. federal statutory tax rate as follows:


                                                                1997       1998       1999
                                                                ----       ----       ----
       Statutory tax (benefit) rate.......................        34%        35%        34%
       Goodwill and other nondeductible expenses..........        15         10         28
       Benefit resulting from utilization of federal NOL..       (17)        --         --
       State taxes, net of federal benefit................         8          6         10
       Change in valuation reserve........................       (35)        --         --
       Foreign rates in excess of federal statutory rate..        --         --          6
       Other..............................................         4         (2)         1
                                                                ----       ----       ----
                                                                   9%        49%        79%

         The components of the net deferred tax asset (included in other current assets) are as follows (IN THOUSANDS):

                                                                                December 31,
                                                                        --------------------------
                                                                             1998           1999
                                                                        -----------    -----------
        Deferred tax assets:
        Accounts receivable reserve.................................      $     443      $     469
        Accumulated depreciation and amortization...................            (13)           407
        Uniform inventory capitalization............................            216            113
        Inventory reserve...........................................            399            432
        Other nondeductible reserves................................            319            162
        Other.......................................................            246            197
                                                                          ---------      ---------
                                                                          $   1,610      $   1,780
                                                                          =========      =========

         The components of income before income tax expense and extraordinary item are as follows (IN THOUSANDS):

                                   Domestic         Foreign          Total
                                   --------         -------         -------

                  1999               $7,006          $1,733          $8,739
                  1998               15,346           1,562          16,908
                  1997                3,614              31           3,645

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

         Activity of the convertible preferred stock subject to redemption is as follows:

                                                                                        Amount
                                                            Number of Shares        (In thousands)
                                                            ----------------        --------------
Balances, January 1, 1997.......................                       --           $         --
   Issuance of convertible preferred stock subject
     to redemption, net.........................                2,242,500                 18,132
                                                            ----------------        --------------
Balances, December 31, 1997                                     2,242,500                 18,132
   Conversion of convertible preferred stock subject
     to redemption to common stock..............                 (256,000)                (2,184)
   Additional issuance costs....................                       --                   (219)
                                                            ----------------        --------------
Balances, December 31, 1998.....................                1,986,500                 15,729
   Conversion of convertible preferred stock subject
     to redemption to common stock..............                 (136,488)                (1,149)
                                                            ----------------        --------------
Balances, December 31, 1999.....................                1,850,012           $     14,580
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

                                                                                    Options Outstanding
                                                                          --------------------------------------
                                                              Shares                                    Total
                                                            Available      Number of     Price per      (in
                                                            for Grant       Shares        Share       thousands)
                                                           ----------     ----------   ------------  -----------
Balances, January 1, 1997...........................               64       929,581    $2.00-$10.34  $    5,430
     Additional shares reserved.....................          700,000
     Options granted................................         (610,679)      610,679    $8.00-$12.75       6,506
     Options exercised..............................               --       (24,375)   $2.25-$7.00          (74)
     Options terminated.............................           79,875       (79,875)   $2.13-$12.25        (629)
                                                           ----------     ----------   ------------  -----------
Balances, December 31, 1997.........................          169,260     1,436,010    $2.00-$12.75  $   11,233
     Additional shares reserved.....................          925,000
     Options granted................................       (1,178,500)    1,178,500    $5.63-$13.00       9,846
     Options exercised..............................               --       (54,611)   $2.00-$9.00         (309)
     Options terminated.............................          123,500      (123,500)   $2.25-$13.00      (1,047)
                                                           ----------     ----------   ------------  -----------
Balances, December 31, 1998.........................           39,260     2,436,399    $2.00-$13.00  $   19,723
     Additional shares reserved.....................          700,000
     Options granted................................         (738,500)      738,500    $4.50-$11.44       4,866
     Options exercised..............................               --      (583,614)   $2.13-$10.25      (2,933)
     Options terminated.............................          332,250      (332,250)   $2.00-$13.00      (3,118)
     Plan shares expired............................           (6,875)       (5,125)       N/A              (57)
                                                           ----------     ----------   ------------  -----------
Balances, December 31, 1999.........................          326,135     2,253,910    $2.00-$13.00  $   18,481
                                                           ----------     ----------   ------------  -----------

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

         The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                                          OUTSTANDING AND EXERCISABLE BY
                                            PRICE RANGE AS OF 12/31/99

----------------------------------------------------------------------------------------------------------------
                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------
                          NUMBER        WEIGHTED AVERAGE       WEIGHTED           NUMBER
 RANGE OF EXERCISE    OUTSTANDING AS        REMAINING          AVERAGE        EXERCISABLE AS    WEIGHTED AVERAGE
      PRICES            OF 12/31/99     CONTRACTUAL LIFE    EXERCISE PRICE      OF 12/31/99      EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------

$3.38-$4.625               81,221             7.34             $   3.89            46,221           $   3.38
$4.63-$4.63               375,000             9.80                 4.63                 0               0.00
$5.00-$5.44                56,250             6.00                 5.08            56,250               5.08
$5.63-$5.63               227,375             8.26                 5.63            73,314               5.63
$5.88-$8.50               233,875             7.31                 6.51           118,875               6.50
$8.53-$8.88                41,000             8.69                 8.66             9,250               8.74
$9.00-$9.00               333,000             7.81                 9.00           159,000               9.00
$9.06-$10.00              110,500             8.08                 9.61            42,750               9.65
$10.25-$10.25             237,250             8.09                10.25           179,000              10.25
$10.34-$13.00             558,439             7.72                11.71           306,847              11.47
                     ------------------------------------------------------------------------------------------

$3.38-$13.00            2,253,910             8.12             $   8.22           991,507           $   9.02

         The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999:

                                                            Group A                         Group B
                                                ------------------------------  -------------------------------
                                                  1997      1998       1999        1997       1998       1999
                                                --------   -------    -------    -------    -------    --------
       Risk-free interest rates............       6.30      4.96       5.88       6.39       5.14       6.00
       Expected life.......................      5 years   5 years    5 years    4 years    4 years    4 years
       Volatility..........................      75.00%    56.00%     186.55%    75.00%     56.00%     186.55%

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

         The following pro forma net income information has been prepared following the provisions of SFAS No. 123 (IN THOUSANDS EXCEPT PER SHARE DATA):

                                                                      Year Ended December 31,
                                                              -------------------------------------
                                                                 1997          1998         1999
                                                              -----------  ----------   -----------
       Net income (loss)--pro forma........................       $ 1,624     $  (252)      $ 1,227
                                                              ===========  ==========   ===========

       Basic net income (loss) per share--pro forma........        $ 0.23     $ (0.03)      $  0.10
                                                              ===========  ==========   ===========

       Diluted net income (loss) per share--pro forma......        $ 0.21     $ (0.03)      $  0.09
                                                              ===========  ==========   ===========

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

8.       EARNINGS PER SHARE:

         In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      1997              1998            1999
                                                                 ------------      -------------    ------------
Numerator-basic and diluted EPS attributable to common
stockholders
     Income attributable to common stockholders, before
        extraordinary item..................................     $      2,826      $      3,201     $        359
     Extraordinary item, net of tax effect..................               --            (2,338)              --
                                                                 ------------      -------------    ------------

     Net income -basic......................................            2,826               863              359
     Plus: impact of assumed preferred conversion...........              484                --               --
                                                                 ------------      ------------     ------------

     Net income -diluted....................................     $      3,310      $        863     $        359
                                                                 ============      ============     ============

Denominator-basic EPS
     Weighted average shares outstanding....................            4,902             8,714           12,387
                                                                 ============      ============     ============

     Basic EPS
     Income before extraordinary item.......................     $       0.57      $       0.37     $       0.03
     Extraordinary item, net of tax effect..................               --             (0.27)              --
                                                                 ------------      ------------     ------------

     Basic earnings per share...............................     $       0.57      $       0.10     $       0.03
                                                                 ============      ============     ============

Denominator-diluted EPS
     Denominator-basic EPS..................................            4,902             8,714           12,387
     Effect of dilutive securities:
     Common stock options and warrants......................              453               629              564
     Preferred stock subject to redemption..................              621                --               --
                                                                 ------------      ------------     ------------
                                                                        5,976             9,343           12,951
                                                                 ============      ============     ============
     Diluted EPS
     Income before extraordinary item.......................     $       0.55      $       0.34     $       0.03
     Extraordinary item, net of tax effect..................               --             (0.25)              --
                                                                 ------------      -------------    ------------

     Diluted earnings per share.............................     $       0.55      $       0.09     $       0.03
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

                                       Year Ended            Year Ended
                                    December 31, 1997     December 31, 1998
                                    -----------------     -----------------

Net Sales.......................... $     299,927,000     $     646,575,000
Net Income......................... $       3,360,000     $       8,300,000
Net Income per share - basic....... $            0.58     $            0.33
Net Income per share - diluted..... $            0.56     $            0.31

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

                                                                 Year Ended
                                                              December 31, 1997
                                                              -----------------
Net sales.............................................         $   306,000,000
Net income............................................         $       899,000
Net income per share-basic............................         $          0.17
Net income per share-diluted..........................         $          0.14

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

         During the years ended December 31, 1997, 1998 and 1999, approximately 65%, 80% and 82%, respec-tively, of the Company's net sales were generated from the sale of IBM products.

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

         Activity in the accrued restructuring liabilities recorded in the third and fourth quarter of 1999 is as follows (IN THOUSANDS):

                                                                                          Accrued at
                                                     Restructuring         Paid/         December 31,
                                                         Charge         Written Off          1999
                                                     -------------      -----------      ------------
Goodwill and electronic commerce asset..............  $    8,500        $    8,435       $      65
Leasehold and other asset disposals.................       1,446             1,446              --
Severance...........................................         897               531             366
Lease termination...................................         444               111             333
                                                     -------------      -----------      ------------
Total restructuring costs...........................  $   11,287        $   10,523       $     764
                                                     =============      ===========      ============

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

                                                                       December 31,
                                                      ----------------------------------------------
                                                           1997            1998             1999
                                                      -------------   -------------    -------------
                                                                      (in thousands)
Stockholders' equity, as previously reported....      $     47,080    $     93,567     $    112,790
Revision........................................           (18,132)        (15,729)         (14,580)
                                                      -------------   -------------    -------------
Stockholders' equity, as revised................      $     28,948    $     77,838     $     98,210
                                                      =============   =============    =============


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

                                            SUMMARY COMPENSATION TABLE

                                                           Annual Compensation            Long-term
                                                ---------------------------------------  Compensation
                                                                                            Awards
                                                                                         ------------
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

                                                     OPTION GRANTS IN LAST FISCAL YEAR

                                             Percent of                                  Potential Realizable
                                               Total                                    Value at Assumed Annual
                               Number of      Options                                    Rates of Stock Price
                              Securities     Granted to                                 Appreciation for Option
                              Underlying     Employees     Exercise or                        Term($)(3)
                                Options      in FISCAL     Base Price     Expiration   --------------------------
           Name              Granted(#)(1)    Year(2)       ($/Share)        Date          5%              10%
           ----              -------------   ----------    -----------    ----------   --------        ----------

P. Scott Munro........              --            --             --          --              --               --

Carlton J. Mertens....         100,000        13.54%           9.00         1/4/09      566,005        1,434,368

James W. Dorst........              --            --             --          --              --               --

Dennis J. Polk........          25,000         3.39%           9.00         1/4/09      141,501          358,592
                                50,000         6.77%           4.63        10/19/09     145,182          368,303

Robert O'Reilly.......          25,000         3.39%           4.63        10/19/09      72,591          184,151

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

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                                                 Number of Securities
                                   Number of Shares Acquired    Underlying Unexercised       Value of Unexercised
                                         on Exercise               Options at Fiscal       In-the-Money Options at
                                    Shares Exercised Value              Year-End              Fiscal Year-End ($)
                                         Realized($)           Exercisable/Unexercisable   Exercisable/Unexercisable
                                   -------------------------   -------------------------   -------------------------
P. Scott Munro(2).................. 476,718    $1,777,749         25,000 /        --          $28,125 /         --
Carlton J. Mertens.................      --            --         22,858 /   122,858               -- /         --
James W. Dorst.....................  50,000       179,371          6,250 /        --            7,031 /         --
Dennis J. Polk.....................      --            --         30,000 /   110,000           19,688 /   $150,063
Robert O'Reilly....................      --            --         53,750 /    96,250           32,344 /     99,406

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Angelo Guadagno and J. Larry Smart are the members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the beneficial ownership of the Capital Stock of the Company as of February 24, 2000, by: (i) each person known to the Company to beneficially own more than five percent (5%) of the Company's Common Stock or Series A Preferred Stock; (ii) each of the Company's directors; (iii) certain of the Company's executive officers; and
(iv) all executive officers and directors of the Company as a group.

                                                                             Shares
                                                                          Beneficially
                     Name of Beneficial Owner (1)                           Owned (1)        Percent (2)
 ------------------------------------------------------------------      --------------      -----------
 Astoria Capital Partners, L.P. (3)
        6600 SW 92nd Avenue, Suite 370
        Portland, OR 97223......................................            1,526,499             10.85%
 Robert Fleming, Inc. (4)
        320 Park Avenue, 11th Floor
        New York, NY 10022......................................            1,326,442              9.26%
 John M. Harkins (5)
        4955 Corporate Drive
        Huntsville, AL 35806....................................            1,200,000              8.90%
 Michael N. Gunnells - Director
        4955 Corporate Drive
        Huntsville, AL 35806....................................            1,089,601              8.08%
 P. Scott Munro - Director and Executive Officer (6)
        254 Hacienda Avenue
        Campbell, California 95008..............................              901,458              6.49%
 Strome Investment Management, L.P. (7)
        100 Wilshire Blvd., 15th Floor
        Santa Monica, CA 90401..................................              789,193              5.58%
 ROI Capital Management, Inc. (8)
        17 E. Sir Francis Drake Blvd., Suite 225
        Larkspur, CA 94939......................................              689,575              4.99%
 Carlton Joseph Mertens II - Director & Executive Officer (9)
        6550 North Loop 1604 East
        San Antonio, Texas 78247................................              507,858              3.75%
 Robert O'Reilly - Executive Officer (10).......................               72,105                  *
 Dennis Polk - Executive Officer (11)...........................               43,333                  *
 Guy M. Lammle - Director (12)..................................               37,287                  *
 J. Larry Smart - Director (13).................................               26,563                  *
 K.  William Sickler - Director (14)............................               24,563                  *
 Angelo Guadagno - Director (15)................................               11,000                  *
 All executive officers and directors as a group (16)...........            2,713,768             19.22%

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

(2)      Based on 13,489,569 shares of Common Stock outstanding as of February
         24, 2000 plus the issuable shares as described in footnote 1.

(3)      Includes 948,953 shares of Common Stock, 310,000 shares of Series A
         Preferred Stock and warrants to purchase 207,000 shares of Common
         Stock. Common Stock ownership is based on a Schedule 13G/A filed
         February 15, 2000 by Astoria Capital Management, Inc., Richard W. Koe and Astoria Capital Partners, L.P.

(4)      Includes 487,510 shares of Common Stock, 439,820 shares of Series A
         Preferred Stock and warrants to purchase 313,210 shares of Common
         Stock. Common Stock ownership based on a Schedule 13G filed February 9,
         2000.

(5)      Information is based on a Schedule 13D filed June 12, 1998 by Mr.
         Harkins, as well as shares issued to Mr. Harkins thereafter.

(6) Includes 410,000 shares subject to stock options that are presently exercisable. Also includes shares subject to a right of repurchase held by the Company pursuant to an Amendment of Stock Option Agreements, dated as of May 10, 1999, which vest ratably on a monthly basis over the vesting periods set forth in the stock option agreements for each of the option grants. If the acquisition of the Company by Avnet is completed, all of Mr. Munro's shares will be fully vested and the Company's right of repurchase will lapse. For a discussion of vesting of stock options following a change in control, see the subsection entitled "Change in Control" under Item 11 above.

(7)      Includes 133,087 shares of Common Stock, 387,012 shares of Series A
         Preferred Stock and warrants to purchase 193,506 shares of Common
         Stock. Common Stock ownership is based on a Schedule 13G/A filed
         November 10, 1999 by Strome Investment Management, L.P., SSCO, Inc. and
         Mark E. Strome.

(8)      Includes 350,513 shares of Common Stock, 200,000 shares of Series A
         Preferred Stock and warrants to purchase 100,000 shares of Common
         Stock. Common Stock ownership is based on a Schedule 13G/A filed
         February 15, 2000 by ROI Capital Management, Inc., Mark T. Boyer and
         Mitchell J. Soboleski.

(9) Includes 47,858 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(10) Includes 70,000 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(11) Includes 42,500 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(12) Includes 3,750 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(13) Includes 22,063 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(14) Includes 24,563 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.


(15) Includes 11,000 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

(16) Includes 631,734 shares subject to stock options that are presently exercisable or will become exercisable within 60 days of February 24, 2000.

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

(b)      Certain Business Relationships

         Not applicable.

(c)      Indebtedness of Management

         For a discussion of the loan to and promissory notes of P. Scott Munro, see Item 13(a) above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

             The financial statements listed below appear on the pages indicated:

                                                                                                Page Number
                                                                                                -----------

Consolidated Balance Sheets, December 31, 1998 and 1999.................................            27
Consolidated Statements of Operations for the years ended December 31,
   1997, 1998 and 1999..................................................................            28
Consolidated Statements of Stockholders' Equity for the years ended December 31,
   1997, 1998 and 1999..................................................................            29
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
    1998 and 1999.......................................................................            30
Notes to Consolidated Financial Statements..............................................            31

         2.   Financial Statement Schedules

              The financial statement schedules listed below appear on the pages indicated:


         Schedule II--Valuation and Qualifying Accounts and Reserves                                62

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

21.1++       List of Subsidiaries.

23.1++       Consent of Independent Accountants.

24.1++       Power of Attorney.

27.1++       Financial Data Schedule.

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

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON JUNE 7, 2000.

                                                   SAVOIR TECHNOLOGY GROUP, INC.



                                                   By  /S/ P. Scott Munro
                                                      -----------------------
                                                           P. Scott Munro
                                                      Chief Executive Officer



                                                   By  /S/ Terry V. Johnson
                                                      -----------------------
                                                          Terry V. Johnson
                                                      Chief Financial Officer


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

            Signature                                    Title                              Date
            ---------                                    -----                              ----

     /S/ P. Scott Munro                 Chairman of the Board, Chief Executive
------------------------------                   Officer and Secretary                June 7, 2000
        P. Scott Munro                       (Principal Executive Officer)


      /S/ Terry V. Johnson                      Chief Financial Officer               June 7, 2000
------------------------------        (Principal Financial and Accounting Officer)
       Terry V. Johnson


/S/ Carlton Joseph Mertens II*      Chief Operating Officer, President and Director   June 7, 2000
------------------------------
   Carlton Joseph Mertens II


     /S/ Angelo Guadagno*                               Director                      June 7, 2000
------------------------------
        Angelo Guadagno

      /S/ Mike Gunnells*                                Director                      June 7, 2000
------------------------------
         Mike Gunnells


      /S/ Guy M. Lammle*                                Director                      June 7, 2000
------------------------------
         Guy M. Lammle


    /S/ K. William Sickler*                             Director                      June 7, 2000
------------------------------
      K.  William Sickler





            Signature                                    Title                              Date
            ---------                                    -----                              ----


      /S/ J. Larry Smart*                               Director                      June 7, 2000
------------------------------
        J. Larry Smart


*By:    /S/ P. Scott Munro
    --------------------------
         P. Scott Munro
        Attorney-in-fact

                                      -64-
